Form 10-Q
period 2001-09-30
LEASE INVESTMENT FLIGHT TRUST
filed 2001-11-14
CIK 1158389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               __________________

                                    FORM 10-Q
                               __________________



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ___ to ___


                               __________________

                          Commission File No. 333-69864
                               __________________



                          LEASE INVESTMENT FLIGHT TRUST
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                                    51-65219
                        (IRS Employer Identification No.)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

    1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890
                                 (302) 651-1000
          (Address and telephone number of principal executive offices)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X            No
                                  ---              ---

                      This document consists of 18 pages.

                          Lease Investment Flight Trust

          FORM 10-Q - For the Quarterly Period Ended September 30, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - September 30, 2001
                  and June 30, 2001...........................................3

              b)  Consolidated Statements of Income - Three Months
                  Ended September 30, 2001 and Period from Inception
                  (June 13, 2001) to September 30, 2001.......................4

              c)  Consolidated Statements of Comprehensive Loss - Three
                  Months Ended September 30, 2001 and Period from
                  Inception (June 13, 2001) to September 30, 2001.............5

              d)  Consolidated Statement of Changes in Beneficial
                  Interest Holders' Equity - Period from Inception
                  (June 13, 2001) to September 30, 2001.......................6

              e)  Consolidated Statements of Cash Flows - Period from
                  Inception (June 13, 2001) to September 30, 2001.............7

              f)  Notes to Consolidated Financial Statements..................8

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........10

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk............................................14


Part II.      Other Information

         Item 5.      Other Information......................................16

         Item 6.      Exhibits and Reports on Form 8-K.......................16

         Signatures   .......................................................17

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                 Lease Investment Flight Trust and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                     September 30,    June 30,
                                                         2001           2001
                                                     -------------  ------------
                                                     (unaudited)
                                     Assets

Cash and cash equivalents                             $    99,223   $    95,082
Restricted cash                                            10,257        10,093
Rents receivable                                              509           783
Prepaids                                                      478           609
Aircraft, net                                           1,114,322       953,744
Deposit for aircraft purchases                            187,761       356,925
Debt issuance cost, net                                    16,379        17,172
Derivative financial instruments                             --          10,971
                                                      -----------   -----------

          Total assets                                $ 1,428,929   $ 1,445,379
                                                      ===========   ===========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities              $     4,147   $     2,429
Deferred rental and other income                            6,330         6,149
Derivative financial instruments                           74,111          --
Security and other deposits                                13,224        10,095
Notes payable:
     Class A-1                                            400,000       400,000
     Class A-2                                            260,000       260,000
     Class A-3                                            412,259       425,000
     Class B-1                                             59,309        60,000
     Class B-2                                             82,045        83,000
     Class C-1                                             69,000        69,000
     Class C-2                                             72,000        72,000
     Class D-1                                             35,000        35,000
     Class D-2                                             25,000        25,000
     Unamortized Class D discounts                        (15,699)      (16,078)
                                                      -----------   -----------
     Total notes payable, net of unamortized
       discounts                                        1,398,914     1,412,922
                                                      -----------   -----------

          Total liabilities                             1,496,726     1,431,595
                                                      -----------   -----------

Beneficial interest holders' equity:
     Beneficial interest                                    6,314         2,813
     Accumulated other comprehensive loss (income)        (74,111)       10,971
                                                      -----------   -----------

          Total beneficial interest holders' equity       (67,797)       13,784
                                                      -----------   -----------

Total liabilities and beneficial interest holders'
  equity                                              $ 1,428,929   $ 1,445,379
                                                      ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                             (dollars in thousands)




                                      Three Months            Period from
                                          Ended        Inception (June 13, 2001)
                                   September 30, 2001    to September 30, 2001
                                   ------------------    ---------------------
Revenues:
   Rental income
      from operating leases              $28,495                $30,012
   Other income                            9,236                  9,806
   Interest income                           930                    976
                                         -------                -------

      Total revenues                      38,661                 40,794
                                         -------                -------

Expenses:
   Interest                               23,955                 25,265
   Depreciation and amortization           9,478                  9,985
   Administration and other                1,727                  2,230
                                         -------                -------

      Total expenses                      35,160                 37,480
                                         -------                -------

Net Income                               $ 3,501                $ 3,314
                                         =======                =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)
                             (dollars in thousands)



                                       Three Months            Period from
                                          Ended        Inception (June 13, 2001)
                                   September 30, 2001    to September 30, 2001
                                   ------------------    ---------------------



Net income                               $  3,501               $  3,314

Other comprehensive loss (Note 4)         (85,082)               (74,111)
                                         --------               --------

Comprehensive loss                       $(81,581)              $(70,797)
                                         ========               ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
    Consolidated Statement of Changes in Beneficial Interest Holders' Equity
                                   (unaudited)
                             (dollars in thousands)


                                           Accumulated
                                       Other Comprehensive   Beneficial
                                           Income (Loss)      Interest    Total
                                           -------------      --------    -----

Balance at June 13, 2001                    $   --           $   --    $   --
Beneficial interest holders'
  contribution                                  --              3,000     3,000

   Net income                                   --              3,314     3,314

   Other comprehensive loss:
   Changes in fair value of derivative
     financial instruments                   (74,111)            --     (74,111)
                                            --------         --------  --------

     Total comprehensive loss                                           (70,797)
                                            --------         --------  --------

Balance at September 30, 2001               $(74,111)        $  6,314  $(67,797)
                                            ========         ========  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                                Period from
                                                                 Inception
                                                              (June 13, 2001)
                                                           to September 30, 2001
                                                           ---------------------

Cash flows from operating activities:
Net income                                                     $     3,314
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   9,985
     Note discount amortization                                        398
Changes in assets and liabilities:
     Rents receivable                                                 (509)
     Restricted cash                                               (10,257)
     Prepaids                                                         (478)
     Accounts payable and accrued liabilities                        4,147
     Deferred rental and other income                                6,330
     Security and other deposits                                    13,224
                                                               -----------

     Net cash provided by operating activities                      26,154
                                                               -----------

Cash flows from investing activities:
Purchase of aircraft                                            (1,123,471)
Deposit for aircraft purchases                                    (187,761)
                                                               -----------

     Net cash used in investing activities                      (1,311,232)
                                                               -----------

Cash flows from financing activities:
Contribution of beneficial interest holders                          3,000
Proceeds from notes payable                                      1,412,902
Debt issuance costs                                                (17,214)
Repayment of notes payable                                         (14,387)
                                                               -----------

     Net cash provided by financing activities                   1,384,301
                                                               -----------

Net increase in cash and cash equivalents                           99,223

Cash and cash equivalents at beginning of period                      --
                                                               -----------

Cash and cash equivalents at end of period                     $    99,223
                                                               ===========

Supplemental cash flow information:
     Cash paid for interest expense                            $    21,215
                                                               ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2001


Note 1 - Organization

         Lease Investment Flight Trust ("LIFT") is a special-purpose statutory business trust that was formed on June 13, 2001 ("Inception") under the laws of the State of Delaware. On June 26, 2001 (the "Closing Date"), LIFT acquired one direct subsidiary, LIFT Trust Sub-1 ("LIFT 1"), a Delaware business trust, from Automatic LIFT I, LP ("Automatic"), its beneficial owner. LIFT 1 has various domestic and foreign subsidiaries that own or lease aircraft. The authorized business of LIFT and its other subsidiaries, all of which were organized prior to the Closing Date (collectively, the "LIFT group"), is limited to acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft.

         On the Closing Date, LIFT 1 and its subsidiaries entered into an agreement to acquire 39 commercial jet aircraft (the "Initial Aircraft") from General Electric Capital Corporation and certain of its affiliates (together, the "Seller") from the proceeds of bridge notes issued on the same date. Also on the Closing Date, the LIFT group completed a securitization transaction in which it received proceeds from a private placement offering of notes (the "Initial Notes") and simultaneously paid for the cash purchase price of LIFT 1 and repaid the bridge notes on behalf of LIFT 1.


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for complete financial statements. In the opinion of management, based upon the advice of LIFT's admisistrative agent, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

         These interim unaudited consolidated financial statements should be read in conjunction with the LIFT group's Form S-4 Registration Statement (Registration No. 333-69864) as filed with the Securities and Exchange
Commission on September 21, 2001, as amended by Amendment No. 1 filed on November 1, 2001.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management, based upon the advice of

LIFT's administrative agent, believes that the estimates and related assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Significant estimates are made in the assessment of the collectibility of receivables, depreciable lives and estimated residual values of leased aircraft.

Risks and Uncertainties

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days, restrictions have been placed on United States air travel, airline costs such as aircraft insurance and aircraft security have increased and passenger demand for air travel has significantly declined. These events may also affect the ability of airlines to obtain insurance, which in turn could result in aircraft groundings.

         The LIFT group notes that aircraft appraisers have recently been reducing, and in some cases significantly reducing, their appraisal values for aircraft, reflecting the supply effects of new aircraft orders, manufacturers' price discounting and other factors. The substantial difficulties faced by airlines as a result of the recent terrorist attacks on the United States have resulted in yet further reductions in aircraft values.

         The impact of the terrorist attacks cannot be completely assessed at this time. The U.S. and some European governments have agreed to provide grants, loan guarantees or other forms of financial assistance to help stabilize the industry. Nevertheless, virtually all airlines, and particularly those serving the United States, either directly or indirectly, will likely incur higher costs and generate lower revenues, which would adversely impact their financial position. Most U.S. carriers have already announced their intention of furloughing a significant percentage of their workforce.

         Most U.S. airlines and some non-U.S. airlines have already announced their intention to reduce capacity and ground aircraft. Any further material disruptions to the airline industry, including additional terrorist attacks or any military or economic responses by the Unites States may further stimulate increases in airline costs and cause further declines in air travel demand.

         These conditions, particularly should they continue, may affect the lessees' ability to make rent and other lease payments, may impair the ability of the LIFT group to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. These factors could have an adverse effect on the LIFT group's ability to pay the notes on a timely basis and in full.


Note 3 - New Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The implementation of this Statement is not expected to have a material effect on the LIFT group's financial position, results of operations or cash flows.


Note 4 - Derivative Financial Instruments

Interest Rate Swap Agreements

         At September 30, 2001, the LIFT group was a party to an interest rate swap agreement which it entered into on June 13, 2001 and which became effective on the Closing Date. Under the agreement, the LIFT group will pay a fixed rate of interest to the counterparty based on an amortizing notional amount and, in turn, the counterparty will pay the LIFT group a rate of interest based on the same amortizing notional amount based on LIBOR as set out below (dollars in thousands):

              Rate to be         Rate to be
Notional     paid by the       received by the       Maturity         Estimated
 Amount       LIFT group         LIFT group            Date          Fair Value
 ------       ----------         ----------            ----          ----------
1,210,445        5.79%              LIBOR          June 15, 2011    $  (74,111)

         On September 30, 2001, the fair value of the interest rate swap was a liability of approximately ($74.1) million compared to $11.0 million on June 30, 2001, a reduction in fair value of the derivative of $85.1 million. At September 30, 2001, the LIFT group estimates future interest rate swap expenses for the period from October 1, 2001 to December 31, 2001 will be approximately $9.6 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On the Closing Date, LIFT issued $1,429.0 million of the Initial Notes. The Initial Notes were issued in nine classes: Class A-1, Class A-2, Class A-3, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1 and Class D-2. LIFT used the proceeds from the sale of the Initial Notes to pay the cash purchase price described in the following paragraph, to repay the bridge notes described later in this paragraph, to fund cash reserves and to pay transaction expenses. LIFT is authorized to issue additional notes to acquire additional aircraft. On the Closing Date, LIFT 1 issued $1,310.5 million of bridge notes to Credit Suisse First Boston Corporation. The proceeds of the bridge notes were used by LIFT 1 to pay the aircraft purchase price to the Seller as described below.

         Also on the Closing Date, LIFT agreed with Automatic to purchase LIFT 1 and its subsidiaries under a beneficial interest purchase agreement, to pay to Automatic the cash purchase price of approximately $5.5 million and to repay the bridge notes on behalf of LIFT 1. As a result, LIFT 1 became a part of the LIFT group on the Closing Date.

         On the Closing Date, LIFT 1 paid the full aircraft purchase price for all 39 aircraft from the proceeds of the bridge notes. As of September 30, 2001, 34 of the 39 Initial Aircraft had been delivered to the LIFT group. The Seller is obligated to deliver all of the remaining Initial Aircraft or substitute aircraft meeting the criteria specified in that agreement no later than January 22, 2002. If any undelivered aircraft is significantly damaged or is destroyed before delivery, the Seller may elect either to pay over any insurance proceeds or to deliver a substitute aircraft. If an undelivered aircraft or a substitute aircraft is not timely delivered for any other reason, the Seller is required to refund a portion of the purchase price to LIFT 1.

         The LIFT group is a special-purpose entity which owns aircraft subject to operating leases. The LIFT group's business consists of aircraft leasing activities. The LIFT group may also engage in acquisitions of additional aircraft and sales of aircraft. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies that they will not downgrade, qualify or withdraw their ratings on the outstanding notes as a result. The LIFT group's cash flows from such activities will be used to service the interest and principal on the outstanding notes and to make distributions of remaining amounts to the holders of the beneficial interest certificates, after the payment of expenses incurred by the LIFT group.

         The LIFT group's ability to generate sufficient cash from its aircraft assets to service the outstanding notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. The LIFT group's ability to service the outstanding notes will also depend on the level of the LIFT group's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The indenture governing the notes requires that the LIFT group maintain a cash reserve balance on deposit in a collections account and permits the LIFT group to establish a credit facility, in order to provide a source of liquidity for the LIFT group's obligations.

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days, restrictions have been placed on United States air travel, airline costs such as aircraft insurance and aircraft security have increased and passenger demand for air travel has significantly declined. Consequently, the initial lessees, particularly those directly or indirectly serving the United States, are likely to incur higher costs and lower revenues, which would adversely impact their financial position. Any further material disruptions in the airline industry, including additional terrorist attacks or any military or economic responses by the United States may further increase airline costs and cause further declines in air travel demand.

         These events may also affect the ability of airlines to obtain insurance. The unavailability of insurance could result in aircraft groundings. Any such actions may further impair a lessee's financial condition and ability to pay rent.

         These conditions, particularly should they continue, may affect the lessees' ability to make rent and other lease payments, may impair the ability of the LIFT group to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. These factors could have an adverse effect on the LIFT group's ability to pay the notes on a timely basis and in full.

         As of September 30, 2001, the LIFT group has repaid $14.4 million of principal on the notes, as compared to an estimate of $14.9 million that, based on revenue and expense assumptions found in LIFT's Offering Circular dated June 13, 2001 (the "Offering Circular"), was projected to have been repaid by September 30, 2001.

Recent Developments

Aircraft Novations

         On August 3, 2001, a B737-700 aircraft that is currently leased to a lessee based in India was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 2.4% of the initial appraised value of the Initial Aircraft.

         On August 9, 2001, a B737-400 aircraft that is currently leased to a lessee based in Indonesia was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 1.4% of the initial appraised value of the Initial Aircraft.

         On September 27, 2001, a B747-400 aircraft that is currently leased to a lessee based in Malaysia was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 9.1% of the initial appraised value of the Initial Aircraft.

         On October 1, 2001, a B767-300ER aircraft that is currently leased to a lessee based in Russia was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 5.5% of the initial appraised value of the Initial Aircraft.

         On November 2, 2001, a B737-800 aircraft that is currently leased to a lessee based in Morocco was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 2.7% of the initial appraised value of the Initial Aircraft.

The Aircraft and Lessees

         In October 2001, the LIFT group issued notices of default to a lessee based in Brazil after this lessee failed to make payments to the LIFT group. This lessee leases one B737-300 aircraft and one B737-500 aircraft, which represent a total of 4.2% of the initial appraised value of the Initial Aircraft.

Results of Operations

         On the Closing Date, the LIFT group began operations through the acquisition of LIFT 1 and its subsidiaries. LIFT 1 and its subsidiaries had concurrently agreed to acquire 39 commercial jet aircraft which are subject to operating leases. As of September 30, 2001, 34 of those aircraft had been delivered. The proceeds from the issuance of the Initial Notes financed the acquisition of LIFT 1 and repaid bridge notes issued by LIFT 1 to pay for the aircraft.

         The LIFT group reported net income of $3.5 million during the three months ended September 30, 2001 (the "Quarter") on total revenues of $38.7 million, and net income of $3.3 million on total revenue of $40.8 million during the period from June 13, 2001 to September 30, 2001 (the "Period"). The LIFT group's revenues consisted of rental income from operating leases, other income representing cash in lieu of rental payments received from the Seller and interest income earned on cash balances.

         Rental income from operating leases was $28.5 million for the Quarter and $30.0 million for the Period. Other Income was $9.2 million for the Quarter and $9.8 million for the Period.

         Interest income was $0.9 million for the Quarter and $1.0 million for the Period. The LIFT group's cash balances are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by the LIFT group.

         Interest expense, including interest rate swap expense of $6.5 million, was $24.0 million for the Quarter, and $25.3 million, including net interest rate swap expense of $6.8 million, for the Period. Interest expense is paid on the LIFT group's outstanding notes. The weighted average interest rate on the Initial Notes for both the Quarter and the Period was 6.58%. The outstanding balance of the notes at September 30, 2001 was $1,398.9 million, net of unamortized note discounts of $15.7 million. Interest expense varies based on the actual interest rates on the floating rate notes, the interest rate swap costs or proceeds and the outstanding principal balances of the notes.

         Depreciation and amortization expense was $9.5 million for the Quarter and $10.0 million for the Period.

         Administrative and other expenses were $1.7 million for the Quarter and $2.2 million for the Period. These expenses consist primarily of fees paid to service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.2 million for both the Quarter and Period. A significant portion of the fees paid to the servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts and will vary with rental income of the LIFT group.

         On September 30, 2001, the fair value of the interest rate swaps was a liability of approximately ($74.1) million compared to an asset of approximately $11.0 million on June 30, 2001, a reduction of $85.1 million. This accumulated other comprehensive loss of $85.1 million was recorded in the Consolidated Statement of Comprehensive Loss.

Liquidity

         The LIFT group held cash and cash equivalents of $99.2 million, and restricted cash of $10.3 million, at September 30, 2001. The liquidity reserve amount, which is included in cash and cash equivalents, was $83.0 million at September 30, 2001. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for the LIFT group's maintenance obligations and other contingent costs.

Cash Flows from Operating Activities

         The LIFT group's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and the LIFT group's ability to re-lease aircraft, the average interest rates of the notes, the efficiency of its interest rate hedging policies and the ability of interest rate swap providers to perform under the terms of the swap agreements.

         Net cash provided by operating activities for the Period amounted to $26.2 million, primarily reflecting net income of $3.3 million adjusted by non-cash depreciation and amortization expense of $10.0 million, and increases in security and other deposits of $13.2 million, deferred rental and other income of $6.3 million and accounts payable and accrued liabilities of $4.1 million. These were partially offset by restricted cash of $10.3 million.

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the Period amounted to $1,311.2 million, which primarily reflects the acquisition of 34 commercial jet aircraft and the deposits for five undelivered aircraft.

         Net cash provided by financing activities for the Period amounted to $1,384.3 million, which reflects proceeds from the issuance of the beneficial interest of $3.0 million and proceeds from notes payable of $1,412.9 million, partially offset by debt issuance-related costs of $17.2 million and principal repayment on the notes of $14.4 million. As a result, the balance of these notes was $1,398.9 million, including unamortized discount of $15.7 million, at September 30, 2001. Generally, principal and interest is repaid on these notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by the LIFT group on the calculation date. As a result, monthly principal payments on the notes will vary depending on the LIFT group's revenues and expenses for the month.

         At September 30, 2001, the LIFT group was a party to an interest rate swap agreement which it entered into on June 13, 2001 and which became effective on the Closing Date. The net aggregate amounts due to be paid or received by the LIFT group under the agreement are determined monthly and are due on the same day as the payments under the notes. The net economic effect of the interest rate swap is to hedge the LIFT group's variable interest rate exposure against movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about this interest rate swap agreement.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

         Interest incurred by the LIFT group on the notes and the rental income received by the LIFT group under operating leases are based on combinations of variable and fixed measures of interest rates. The LIFT group is exposed to interest rate risk to the extent that the mix of variable and fixed interest obligations under the notes do not correlate to the mix of variable and fixed rents under operating leases. The LIFT group has engaged advisors to monitor interest rates in order to mitigate its exposure to unfavorable variations. The LIFT group utilizes interest rate swaps that shift the risk of fluctuations in floating rates to the counterparty in exchange for fixed payments by the LIFT group. Risks in the use of these instruments arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates.

         The controlling trustees of the LIFT group, with the assistance of Credit Suisse First Boston Corporation, are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. Currently, the LIFT group's counterparty is an affiliate of Credit Suisse First Boston Corporation. Future counterparties may consist primarily of the affiliates of major United States and European financial institutions, including special-purpose derivative vehicles, that have credit ratings or that provide collateralization arrangements, consistent with maintaining the ratings of the notes.

         The LIFT group has issued nine classes of notes. The estimated fair value of these notes at September 30, 2001 was approximately $1,350.1 million. The terms of each class of the notes, including the outstanding principal amount at September 30, 2001, and the estimated fair value of each class of the notes are as follows (dollars in thousands):

                   Outstanding                               Expected
                    Principal                                 Final                  Final           Estimated
Class of Note        Amount          Interest Rate         Payment Date          Maturity Date       Fair Value
-------------        ------          -------------         ------------          -------------       ----------

 Class A-1        $  400,000         LIBOR + 0.390%         July 15, 2003        July 15, 2031      $  395,211
 Class A-2           260,000         LIBOR + 0.430%         July 15, 2004        July 15, 2031         255,690
 Class A-3           412,259         LIBOR + 0.430%        August 15, 2010       July 15, 2016         405,199
 Class B-1            59,309         LIBOR + 1.120%         May 15, 2018         July 15, 2031          56,461
 Class B-2            82,045                 7.124%         May 15, 2031         July 15, 2031          79,108
 Class C-1            69,000         LIBOR + 2.120%         May 15, 2018         July 15, 2031          62,000
 Class C-2            72,000                 8.093%         May 15, 2018         July 15, 2031          66,304
 Class D-1            35,000         LIBOR + 2.000%         May 15, 2018         July 15, 2031          17,580
 Class D-2            25,000                 8.000%         May 15, 2018         July 15, 2031          12,583
                  ----------                                                                        ----------
                  $1,414,613                                                                        $1,350,136
                  ==========                                                                        ==========

         At September 30, 2001, the LIFT group was a party to a single floating-to-fixed interest rate swap with an affiliate of Credit Suisse First Boston under which the LIFT group receives monthly payments based on one-month LIBOR and makes monthly payments based on a fixed rate, each measured against an amortizing notional balance. The following table presents, as of September 30, 2001, the terms and estimated fair value of the LIFT group's swap agreement (dollars in thousands):

               Rate to be      Rate to be
Notional      paid by the    received by the       Maturity        Estimated
 Amount        LIFT group      LIFT group            Date         Fair Value
 ------        ----------      ----------            ----         ----------
1,210,445         5.79%           LIBOR          June 15, 2011    $ (74,111)


         The LIFT group expects to enter into additional swaps, or sell at market values or unwind part or all of its initial swaps and any future swaps on a periodic basis, in its efforts to mitigate its exposure to unfavorable changes in interest rates. Any changes in the LIFT group's policy regarding its use of interest rate hedging products will be subject to periodic review by the rating agencies.

         The LIFT group is not exposed to significant foreign exchange risk since rents from the lessees are made in US dollars.

                           Part II. Other Information
                           --------------------------

Item 5.       Other Information

Forward Looking Statements

         Any statements contained herein that are not historical facts, or that might be considered opinions or projections, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Important factors that could cause actual results to differ materially from the results reflected in the forward-looking statements contained herein are described in Exhibit 99.1. The LIFT group assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.


Item 6.       Exhibits and Reports on Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        99.1     Other information - Important risk factors.

b.      Reports on Form 8-K

        None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEASE INVESTMENT FLIGHT TRUST
                                             by Wilmington Trust Company,
                                             not in its individual capacity but
                                             solely as the Owner Trustee


      November 13, 2001                      By:     /S/DAVID VANASKEY, JR.
      -----------------                              ----------------------
           Date                              Name:   David Vanaskey, Jr.
                                             Title:  Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                          TITLE                         DATE
---------                          -----                         ----


/S/JOSEPH E. FRANCHT, JR.    Independent Controlling Trustee   November 13, 2001
-------------------------                                      -----------------
Joseph E. Francht, Jr.


/S/JONATHAN M. SCHOFIELD     Independent Controlling Trustee   November 13, 2001
------------------------                                       -----------------
Jonathan M. Schofield


/S/DAVID H. TREITEL          Equity Trustee and Controlling    November 13, 2001
-------------------          Trustee                           -----------------
David H. Treitel


/S/DAVID VANASKEY, JR.       Owner Trustee                     November 13, 2001
----------------------                                         -----------------
Wilmington Trust Company,
not in its individual
capacity but solely as
the Owner Trustee