Form 10-K
period 2001-12-31
LEASE INVESTMENT FLIGHT TRUST
filed 2002-03-28
CIK 1158389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       ------------------------------------------------------------------

                                    FORM 10-K


                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           -----------------------------------------------------------
                                   (MARK ONE)

             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -----
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from       to
                                                       -----    -----

                          Commission File No. 333-69864


                          LEASE INVESTMENT FLIGHT TRUST
             (Exact name of registrant as specified in its charter)

                                    51-65219
                             (IRS Employer I.D. No.)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

    1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890
                                 (302) 651-1000
          (Address and telephone number of principal executive offices)

         --------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

                       This document consists of 65 pages.

                          Lease Investment Flight Trust

                          2001 Form 10-K Annual Report

                                Table of Contents


                                                                            Page
PART I
Item 1.       Business........................................................3
Item 2.       Properties.....................................................27
Item 3.       Legal Proceedings..............................................27
Item 4.       Submission of Matters to a Vote of Security Holders............27

PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters............................................28
Item 6.       Selected Financial Data........................................29
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................29
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.....36
Item 8.       Financial Statements and Supplementary Data....................39
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................54

PART III
Item 10.      Directors and Executive Officers of the Registrant.............54
Item 11.      Executive Compensation.........................................61
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.....................................................61
Item 13.      Certain Relationships and Related Transactions.................62

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.......................................................63

                                     PART I

Item 1.       Business

Introduction

         Lease Investment Flight Trust ("LIFT") is a special-purpose statutory business trust that was formed on June 13, 2001 ("Inception") under the laws of the State of Delaware. On June 26, 2001 (the "Closing Date"), LIFT acquired one direct subsidiary, LIFT Trust-Sub 1 ("LIFT 1"), a Delaware business trust, from Automatic LIFT I, LP ("Automatic"), its beneficial owner. LIFT 1 has various domestic and foreign subsidiaries that own or lease aircraft. The authorized business of LIFT and its subsidiaries (collectively the "LIFT group"), all of which were organized prior to June 26, 2001, is limited to acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial jet aircraft. The names of LIFT's 35 subsidiaries and the number of aircraft owned by each subsidiary are as follows:

           Name of Subsidiary                          Number of Aircraft Owned
           ------------------                          ------------------------
           LIFT Trust Sub-1                                        0
           LIFT SP Spain, LLC                                      5
           LIFT Canada, LLC                                        2
           LIFT GF UK, LLC                                         2
           LIFT France, LLC                                        3
           LIFT Turkey, LLC                                        2
           LIFT Georgia, LLC                                       1
           LIFT Portugal, LLC                                      1
           LIFT Morocco, LLC                                       1
           LIFT RS Brazil, LLC                                     1
           LIFT EJ UK, LLC                                         1
           LIFT VG Brazil, LLC                                     2
           LIFT Indonesia, LLC                                     1
           LIFT Arizona, LLC                                       1
           LIFT Malaysia, LLC                                      1
           LIFT Missouri, LLC                                      1
           LIFT Italy, LLC                                         1
           LIFT IB Spain, LLC                                      1
           LIFT A2K UK, LLC                                        1
           LIFT Russia, LLC                                        1
           LIFT CEA China, LLC                                     5
           ZIBAL Aircraft Leasing LLC                              1
           A320 Aircraft Leasing IX Corp                           0
           A320 Aircraft Leasing X Corp                            0
           MD82 Aircraft Leasing I Corporation                     0
           MD82 Aircraft Leasing II Corporation                    0
           MD82 Aircraft Leasing III Corporation                   0
           MD82 Aircraft Owner F Limited                           1
           MD82 Aircraft Owner G Limited                           1
           B737 Owner Limited                                      1
           Sinope Limited                                          1
           LIFT Ireland Leasing Limited                            0
           LIFT Indonesia Leasing, S.A.R.L.                        0
           LIFT Malaysian Leasing Limited                          0
           LIFT Bermuda Leasing Limited                            0

         The aircraft owned by Sinope Limited, B737 Owner Limited, MD82 Aircraft Owner G Limited, and LIFT Italy, LLC are leased to LIFT Ireland Leasing Limited and subleased to the ultimate operators. The aircraft owned by LIFT Indonesia, LLC is leased to LIFT Indonesia Leasing, S.A.R.L. and subleased to the ultimate operator. The aircraft owned by LIFT Russia, LLC is subleased to LIFT Bermuda Leasing Limited and subleased to the ultimate operator. The aircraft owned by LIFT Malaysia, LLC is leased to LIFT Malaysian Leasing Limited and subleased to the ultimate operator. LIFT's principal executive offices are located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890. Its telephone number is (302) 651-1000.

         The beneficial interests in the LIFT group were originally purchased by Automatic, which is affiliated with Automatic LLC. Automatic LLC is headquartered in Orlando, Florida. Automatic LLC, through its operating affiliates, originates, acquires and sells aircraft and services aircraft leases and arranges various forms of financings in the aviation leasing industry. Automatic subsequently sold 50.1% of the beneficial interests of LIFT to four other affiliates of Automatic LLC. As a result, Automatic owns 49.9% of the beneficial interests of LIFT while the other four affiliates of Automatic LLC each own 12.525% of the beneficial interests of LIFT.

         On the Closing Date, LIFT issued $1,429 million of asset-backed notes (the "Initial Notes"). As of that date, the Initial Notes consisted of $400 million of Class A-1 Notes, $260 million of Class A-2 Notes, $425 million of Class A-3 Notes, $60 million of Class B-1 Notes, $83 million of Class B-2 Notes, $69 million of Class C-1 Notes, $72 million of Class C-2 Notes, $35 million of Class D-1 Notes and $25 million of Class D-2 Notes. LIFT used the proceeds from the sale of the Initial Notes to fund cash reserves of $83 million, pay transaction expenses and make the payments described in the second following paragraph.

         Also on the Closing Date, LIFT 1 and its subsidiaries agreed with General Electric Capital Corporation to purchase 39 commercial jet aircraft (the "Initial Aircraft") from General Electric Capital Corporation and some of its affiliates (collectively the "Seller") from the proceeds of $1,310.5 million of bridge notes issued by LIFT 1 to Credit Suisse First Boston Corporation on the Closing Date (the "Bridge Notes").

         In addition, LIFT agreed with Automatic on the Closing Date to purchase LIFT 1 and its subsidiaries under a beneficial interest purchase agreement, to pay to Automatic the cash purchase price of approximately $5.5 million and to repay the Bridge Notes on behalf of LIFT 1. LIFT made these payments with the proceeds from the sale of the Initial Notes and from the sale of its beneficial interest. As a result, LIFT 1 became a part of the LIFT group on the Closing Date.

         On December 18, 2001, LIFT completed an exchange offer whereby it issued seven classes of new notes, also designated Class A-1, Class A-2, Class A-3, Class B-1, Class B-2, Class C-1, and Class C-2 (the "Exchange Notes"), in exchange for the seven corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D-1 and Class D-2 Notes were not exchanged and remained unregistered. $10 million of the Class A-2 and $34 million of the Class A-3 Initial Notes were not tendered in the exchange offer and remain outstanding. The remaining outstanding Initial Notes and the outstanding Exchange Notes are together referred to as the "Notes".

         As of December 31, 2001, 38 of the LIFT group's 39 aircraft were on lease to 24 different lessees in 17 different countries and one aircraft was off-lease. For a detailed discussion of the value of the aircraft, see "The Aircraft Portfolio."

         The trust agreement governing LIFT (the "Trust Agreement") provides for four trustees. One of the four trustees of LIFT is Wilmington Trust Company, which acts as the statutory trustee and the owner trustee. The remaining three trustees are the "controlling trustees" and have the authority to manage the property and affairs of LIFT under the Trust Agreement. All of the controlling trustees are independent from the Seller. One of the controlling trustees, called the "equity trustee", has been appointed by the holders of LIFT's beneficial interest, while the two other controlling trustees, called the "independent controlling trustees", are independent of those holders. The holders of the beneficial interest of LIFT may remove and replace the equity trustee. Each independent controlling trustee may designate a replacement for the other controlling trustee if such other controlling trustee resigns or his office is deemed vacant.

         The Trust Agreement requires that any decision relating to insolvency proceedings, mergers or other reorganizations of LIFT be approved by a unanimous vote of the controlling trustees. Any sale of aircraft, decisions requiring LIFT's approval under the servicing agreement for the aircraft (the "Servicing Agreement") or under the agreement with the administrative agent, and the reduction of any required level of reserves must be approved by the equity trustee and at least one of the independent controlling trustees. In order for the controlling trustees to approve an aircraft sale on other than pre-approved terms, they must confirm to the trustee under the Indenture, dated as of June 26, 2001, pursuant to which LIFT issued the Notes (the `Indenture"), prior to the sale, that the sale will not materially and adversely affect the holders of the Notes. The acquisition of additional aircraft by LIFT and the terms of any related financing need only be approved by the equity trustee, subject to the terms of the Trust Agreement and the Indenture, including confirmation by the rating agencies rating the Notes that the transaction will not adversely affect the rating on the Notes.

         As is common with many other special purpose companies, LIFT and its subsidiaries do not have any officers or other employees, except, in the case of certain subsidiaries of LIFT, as may be required by applicable law. The LIFT group has arranged for third-party service providers to provide aircraft servicing, managerial services and financial advice. See "Part III, Item 10. Directors and Executive Officers of the Registrant" for further information regarding the management of the LIFT group.

         The LIFT group may acquire additional commercial passenger or freight aircraft from Automatic or the Seller using proceeds from the issuance of additional notes and equity. The Indenture contains a number of conditions for the acquisition of additional aircraft and for the financing of such an acquisition. If these conditions are met, there is no limit under the Indenture to the number of additional aircraft that the LIFT group may acquire.

         All of the net revenues of the LIFT group are used to pay principal, interest and other amounts due on the Notes or to provide for cash reserves for some or all of the subclasses of Notes. Except for accruals for the payment of anticipated expenses and required reserves, none of the revenues will be re-used or retained in the business of the LIFT group. In addition, none of the earnings of the LIFT group may be distributed to the holders of the beneficial interest of LIFT until all Notes are repaid in full with the limited exception of reimbursing any payments made by those holders to cure interest shortfalls.

         Because the Notes do not provide for fixed principal payments, the ultimate repayment of the Notes, the amount of individual payments over time and the speed of repayment are fully a function of the LIFT group's ability to collect revenues from the portfolio of the 39 aircraft and, if acquired, additional aircraft. Set forth below in the "Risk Factors" section are a variety of factors that, in addition to general economic conditions, could influence materially the collection of revenues -- principally lease rents and sale proceeds -- available for debt repayment.

         References in this Form 10-K to the initial appraised value of aircraft mean the average of three appraisals of the aircraft as of December 31, 2000. For a further discussion of the appraisals, see "The Aircraft Portfolio - Appraisal of Aircraft".

Forward-Looking Statements

         Any statements contained herein that are not historical facts, or that might be considered opinions or projections, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, among others, statements relating to the LIFT group's future plans, objectives, expectations and intentions and the assumptions underlying or relating to such plans, objectives, expectations and intentions, and may be identified by the use of words such as "expect," "may," "anticipate," "intend," "plan," "should," "believe," "estimate," "predict," "potential," "continue," or similar terms that relate to the future or express uncertainty. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Important factors that could cause actual results to differ materially from the results reflected in the forward-looking statements contained herein are described below under "Risk Factors." The LIFT group assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

Risk Factors

         The following summarizes certain risks that may materially affect the business operations of the LIFT group and its ability to pay the interest, principal and premium, if any, on the Notes in full at or before their final maturity dates and to make cash distributions to the beneficial interest holders. There may be additional risks and uncertainties not known at the present. There can be no assurance that payments under the aircraft leases will be adequate to pay the interest, principal and premium, if any, on the Notes in accordance with their terms.

The LIFT group is a special purpose entity and therefore is relying on only a limited number of revenue sources for its business.

         It is unlikely that the LIFT group would be able to obtain any alternate source of funds if any of its limited sources of funds prove to be insufficient to pay the Notes and its other obligations. The sole sources of payment for the Notes and the other obligations of the LIFT group are:

         (1) Funds derived from the aircraft owned or to be acquired by them, including: rent payments under the leases, security deposits, maintenance reserves and other payments under existing leases and any future leases, insurance and sales proceeds;

         (2) liquidity reserves funded out of the proceeds of the Notes or that may be funded out of the proceeds of any future notes or beneficial interests in the LIFT group or provided through any future credit facilities;

         (3)  net payments under swap or other hedging agreements;

         (4)  investment earnings; and

         (5) net proceeds from the sale of any notes issued to refinance other notes.

As a result of the terrorist attacks in the United States and the current world economic situation, some if not most of the initial lessees may continue to experience significantly lower revenues, increased costs and economic uncertainties which may adversely affect the timely repayment of the Notes.

         During the current financial year there has been a downturn in the world economic climate with a consequential negative impact on the operating conditions in the world aviation industry. On September 11, 2001, the United States was attacked by terrorists who hijacked and crashed four United States commercial aircraft, with significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days. The long-term effect that these terrorist attacks, the fallout since then and the subsequent military action in Afghanistan may have for the aviation industry over the longer term is not yet fully known. The pre-existing economic downturn has been exacerbated by the events of September 11 in the U.S. and the economic and political fallout since then. Subsequent to these events, two significant European carriers (Swissair and Sabena) filed for bankruptcy and major American carriers announced very large financial losses.

         The short-term effects of the events of September 11, together with the downturn in the world economic conditions which was already evident, have included, among other things, a reduction in demand for air travel, leading to a contraction of operations by airlines including grounding of aircraft by airlines, bankruptcy and/or consolidation of airlines, fluctuations in the price of fuel, increased costs due to new security measures adopted by the relevant aviation authorities, and increased insurance premiums required by the insurance markets. In particular, airlines worldwide are currently experiencing difficulties in maintaining war insurance cover in the amounts required under their leases with us and other lessors. While these insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes, in the absence of longer term satisfactory solutions on this matter, it may be necessary for certain aircraft to be grounded.


         Such consequences depending on their scope and duration, which the LIFT group cannot predict at this time, are having a material adverse impact on the financial condition of the LIFT group's lessees and their ability to perform under their leases. As a result, a number of the LIFT group's leases were restructured to reduce lease rates and to provide other financial accommodations for lessees. The consequences of the events of September 11, 2001 may also lead to reduced demand for the LIFT group's aircraft, which may impact its ability to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of its aircraft. These effects could cause a reduction in the LIFT group's cash flow, which would adversely affect the LIFT group's ability to make payments on the Notes and to refinance the Notes as planned. Any significant reduction in the appraised values of the LIFT group's portfolio beyond that assumed in the Form S-4 Registration Statement of LIFT (Registration No. 333-69864) as amended, relating to the issuance of the Exchange Notes (the "Registration Statement"), may require the LIFT group to accelerate the scheduled principal payments on the Class A Notes and may result in delays of scheduled principal payments to other noteholders.

As a result of the terrorist attacks in the United States, Moody's has downgraded the Class D Notes, all three rating agencies that rate the Notes are re-evaluating their ratings of securities issued by aircraft lease securitization vehicles, including the Notes, and there may be additional downgrades of some or all of the Notes by one or more of these rating agencies.

         As a result of the recession, the terrorist attacks of September 11, 2001 and the significant adverse financial impact that these events have had on the airline industry, the rating agencies that rate the Notes have re-evaluated their ratings of securities issued by aircraft lease securitization vehicles. On October 30, 2001, Moody's placed the Class D Notes on review for possible downgrade. On March 18, 2002, Moody's downgraded the Class D Notes from Ba2 to Ba3. On September 27, 2001, Standard & Poor's placed the Class D Notes on credit watch with negative implications. On September 20, 2001, Fitch placed the Class A, B, C and D Notes on rating watch negative, but on December 21, 2001 they removed the Class A, B and C Notes from this placement without any change to the ratings of these classes.

The LIFT group has no employees or managers of its own, and therefore its ability to generate revenues depends on contracts with, and performance by, independent third party service providers.

         The LIFT group is especially dependent on service providers because neither LIFT nor its subsidiaries have any employees or executive managers of their own, except, in the case of certain subsidiaries of LIFT, as may be required by applicable law.

         Inadequate performance and/or resignations by service providers may materially and adversely affect revenues and costs. In the absence of an ownership stake, third party service providers may have no incentive to perform beyond the strict requirements of their contract.

         The LIFT group relies on contracts with GE Capital Aviation Services, Limited ("GECAS"), an affiliate of General Electric Capital Corporation, as the servicer, Phoenix American Financial Services, Inc. as the administrative agent, Bankers Trust Company as the security trustee, Credit Suisse First Boston Corporation as the financial advisor and the capital markets advisor and other service providers for all asset servicing, executive and administrative functions.

         From time to time, the LIFT group may engage, on an arm's-length basis, service providers in which the controlling trustees of the LIFT group have a financial interest. In 2001, the LIFT group engaged Simat, Helliesen & Eichner, Inc. ("SH&E") to provide services in connection with the provision of source materials for certain economic descriptions in this Form 10-K. David Treitel, the equity trustee of the LIFT group, is the Chairman and Chief Executive Officer of SH&E. The foregoing engagement did not involve more than $60,000 in amounts payable to SH&E in 2001.

         Regarding these arrangements, please note that:

         (1) any of these organizations may fail to perform its contractual obligations adequately;

         (2) any of these organizations may exercise contract termination rights;

         (3) The LIFT group may find it difficult to recover damages for poor performance in light of contractual limitations;

         (4) The LIFT group may not be able to terminate the contract itself -- in particular its rights to terminate the Servicing Agreement are very limited; and

         (5) The LIFT group may not have the legal right to locate satisfactory replacements on favorable terms.

The aircraft servicer may face conflicts of interest that could result in preferential treatment for a third party at the expense of the LIFT group. If the servicer did prefer a third party in a conflict of interest, it could adversely affect the LIFT group's revenues.

         GECAS will from time to time have conflicts of interest that may adversely affect its ability to perform its obligations as the servicer for the LIFT group because it manages aircraft and other assets of other entities, in particular for its affiliate, General Electric Capital Corporation, and its group. These conflicts will arise if the servicer leases the LIFT group's aircraft to the same entities that are also the lessees of other aircraft managed by the servicer. In this circumstance, decisions affecting some aircraft may unavoidably be adverse to others. If the servicer makes a decision adverse to the LIFT group's interests, the LIFT group's revenues could suffer.

         These conflicts may be particularly acute when a lessee in financial distress needs to return some of its aircraft. Conflicts will also arise when the aircraft of the LIFT group are being marketed for re-lease or sale at a time when other aircraft managed by the servicer are being similarly marketed. These circumstances may be especially sensitive where General Electric Capital Corporation is providing financing for the marketed aircraft or where the servicer's contractual arrangements have the effect of requiring preferential treatment for other aircraft.

         Under the terms of the Servicing Agreement with the servicer, the LIFT group is not necessarily entitled to be informed of all conflicts of interest involving the servicer and is limited in its right to replace the servicer because of conflicts of interest.

Because the LIFT group's contract limits its remedies against the servicer for poor performance, the LIFT group may at some point bear costs that will reduce its available revenues.

         Under the Servicing Agreement, the LIFT group may not in all cases have the right to recover damages for inadequate performance. The LIFT group's right to terminate the Servicing Agreement by reason of a failure of the servicer to perform is, moreover, limited to those failures to perform that materially and adversely affect the LIFT group as a whole.

         In particular, the servicer is not contractually responsible for, among other things:

         (1) the transfer of aircraft, leases or other assets to any person within the LIFT group;

         (2) the adequacy of the terms of any aircraft lease, including rent payments, maintenance reserves or security deposits;

         (3)  the reliability or creditworthiness of any lessee; and

         (4) the terms of the Notes and the ability of the LIFT group to comply with the terms of the Notes.

         LIFT has agreed to indemnify the servicer and its affiliates for broad categories of losses arising out of the performance of services for the aircraft and leases held by subsidiaries of LIFT, unless the losses arise from the servicer's gross negligence or willful misconduct.

Market interest rate fluctuations could change expected cash flows.

         Interest rate exposure arises to the extent that the LIFT group's fixed and floating rate obligations under the Notes do not correlate to either or both of the mix of fixed and floating rate rental payments for different periods and the timing of those payments. Although the LIFT group will attempt to hedge that exposure as described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk", there can be no assurance that it will be effective in implementing its hedging goals. In addition, the premature termination of any lease may result in the LIFT group incurring prepayment or cancellation costs under its hedging agreements.

Changes in the aircraft portfolio could change expected cash flows.

         The assumptions regarding the expected cash flows of the LIFT group are subject not only to a variety of economic factors, but also to any substantial change in the composition of the aircraft portfolio from that initially contemplated. Any substantial change in that composition could significantly alter expected cash flows and the nature and degree of risks affecting cash flows. Three principal factors could affect the fleet composition:

         (1) The exercise of purchase options by lessees. The exercise of a lessee purchase option may result in sale proceeds lower than target sale prices of the aircraft. Four lessees with respect to five of the Initial Aircraft, representing 15.17% of the aggregate initial appraised value, have unexpired options to purchase aircraft.

         (2) The loss of aircraft through casualty or governmental taking. The proceeds of insurance and taking awards may not be sufficient to compensate for the loss of the revenue otherwise available from the affected aircraft.

         (3) The purchase of additional aircraft. The LIFT group may acquire additional commercial passenger or freight aircraft from Automatic or the Seller. Although any additional aircraft may add to the cash flows of the LIFT group and such acquisitions are subject to confirmation by the rating agencies rating the Notes that the agencies will not lower, qualify or withdraw any rating on the Notes as a result and other requirements of the Indenture, the LIFT group cannot predict the effect of additional aircraft on its cash flows and ability to repay the Notes.

The LIFT group will not receive enough revenues from its current aircraft leases to repay the Notes in full and therefore it will have to re-lease or sell the aircraft in order to maintain its revenues or repay the Notes in full.

         The LIFT group will need to re-lease aircraft as current leases expire in order to continue to generate enough revenue to pay the Notes in full. Failing re-leasing, it will need to attempt to sell the aircraft to provide funds for Note payments. The LIFT group may be unable to re-lease or sell the aircraft at satisfactory prices or on favorable terms, as discussed further in the second following paragraph. Further, the LIFT group's ability to re-lease or sell aircraft on favorable terms or without significant off-lease time is likely to be adversely impacted by the effects of the September 11, 2001 terrorist attacks in the United States.

         The number and types of the aircraft that the LIFT group must place with lessees through December 31, 2006 is presented in the table below. This table shows the years in which the leases for these aircraft are contractually scheduled to expire or will terminate. The table illustrates that the leases for 28 of the aircraft, representing approximately 58.78% of the aggregate initial appraised value, are scheduled to expire or permit early termination on or before December 31, 2006. The table assumes that, except as indicated, no lease terminates prematurely, no aircraft are sold and no additional aircraft are purchased. More aircraft will need to be re-leased to the extent leases terminate prematurely.

                                    Year Ending December 31,
                                    ------------------------
Aircraft Type          2002       2003       2004         2005       2006
-------------          ----       ----       ----         ----       ----
B767-300ER............   -          1           -           1          1
B737-300..............   1(a)       4           1           1          2
MD-82.................   1          3           -           1          3
A320-200..............   -          1           -           -          -
B747-400..............   -          -           -           -          -
B737-800..............   1          -           -           -          -
MD-11F................   -          -           -           1          -
B737-700..............   -          -           -           -          1
B737-400..............   -          -           1           1          -
B737-500..............   -          -           1           -          -
MD-83..................  -          1           -           -          -
                       ---        ---         ---         ---        ---
Total.................   3         10           3           5          7

(a)  Lessee will return the aircraft in March 2002 and pay a termination fee.

The LIFT group may have difficulty in re-leasing or selling aircraft on favorable terms.

         The servicer, GECAS, has agreed to seek to re-lease aircraft serviced by it as they become available upon the termination of any lease. The servicer has not assured the LIFT group, and the LIFT group makes no assurances, that it will be able to re-lease aircraft on a timely basis, at equally favorable rental rates or otherwise on favorable lease terms. The LIFT group's ability to obtain timely and favorable lease terms or to sell aircraft at attractive prices may be adversely affected by unpredictable changes in general economic conditions, passenger demand and the competitive strength of the airline industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of oversupply and undersupply, resulting in sharp decreases and increases in aircraft values and lease rates. In addition, the September 11, 2001 terrorist attacks in the United States and the economic downturn have had and are likely at least for the near term to continue to have a negative effect on lease rates and aircraft values. Among other factors that could influence lease terms and sales prices are the following:

         (1)  cyclical changes in interest rates and the availability of credit;

         (2) fluctuations in the cost of fuels and other materials, labor costs, costs associated with changing governmental regulations and air traffic control constraints;

         (3) manufacturer production levels, particularly increased production of new aircraft, which makes older, used models less attractive;

         (4) the cessation or announced cessation of production of particular aircraft models, such as the MD series and Boeing 737-300s,

              737-400s and  737-500s,  of which there are 24 in the LIFT group's
              initial  portfolio,   representing  approximately  40.48%  of  the
              aggregate initial appraised value;

         (5) the operating history of particular aircraft, the identity of their operators and legal and regulatory requirements affecting their operation and transfer or leasing;

         (6) changes in aircraft technology, either significant advances by manufacturers or governmentally mandated modifications, that may render older models substantially less attractive or may result in modification costs that reduce net sales prices or rentals; and

         (7) competition from aircraft manufacturers, airlines, aircraft leasing companies, financial institutions, aircraft broker and special purpose leasing vehicles that may have greater financial resources and greater legal and financial flexibility to structure and offer more favorable leasing, pricing or financing alternatives.

Over the life of the aircraft portfolio, it is likely that some of the aircraft lessees will experience financial difficulties which will cause them to delay or miss rental payments to the LIFT group.

         The ability of each aircraft lessee to perform its lease obligations will depend not only on the managerial skills of its employees but also on general economic conditions in the country or region in which it operates as well as competition, fare levels, passenger demand, and operating costs, including, but not limited to, the cost of fuel. Some of the LIFT group's existing lessees are in a weak financial position, and this is likely to be the case with future aircraft lessees as well. As the aircraft approach the end of their realizable useful life, it is increasingly likely that the aircraft will be leased to less creditworthy lessees. In a portfolio the size of the LIFT group's, it should be expected that some aircraft lessees may at some point be slow in paying or may fail to pay in full. In some instances, late payments are recovered, together with default interest or other similar payments required by the leases. In other instances, a restructuring of the lease is required, involving anything from a simple rescheduling of payments to the termination of a lease.

         As of March 27, 2002, five lessees with respect to ten of the Initial Aircraft, representing 19.11% of the aggregate initial appraised value, have been granted reductions in or deferrals of one or more months of rental payments. The deferred rental payments are payable over all or some part of the remaining term of the lease. In addition, agreements have been entered into with some lessees which grant rent reductions in return for other benefits to the LIFT group, such as lease extensions. Also, as a result of the September 11, 2001 terrorist attacks in the United States, the financial position of the LIFT group's existing lessees is very likely to be further weakened, and in some cases significantly weakened, which in turn is likely to cause an increase in delayed, missed or reduced rental payments.

         A delayed or missed rental payment from a lessee decreases the LIFT group's revenues, adversely affecting the timely or full repayment of the Notes. A certain level of delinquency has been assumed for purposes of calculating the estimated final payment date for the Notes. The LIFT group cannot assure, however, that default levels will not increase over time.

Increased fuel prices could have a negative financial impact on the LIFT group's current lessees and could adversely affect its ability to re-lease the aircraft.

         Oil prices increased dramatically during 1999 and 2000, and many airlines reported reduced levels of profitability due to higher fuel prices. In the current economic downturn, however, oil prices have fallen quite dramatically since September 2001. There has been some recent upward pressure on prices but LIFT does not believe that these prices will return to pre-September 2001 levels in the near future. Any increases in fuel costs in the current low yield environment could cause lessees to experience or exacerbate financial difficulties which could cause these lessees to delay or miss their rental payments. High fuel prices could also adversely affect the LIFT group's ability to re-lease or sell aircraft on advantageous terms.

The LIFT group faces competition from a variety of entities.

         In leasing and selling aircraft in its portfolio, the LIFT group faces competition from a variety of entities. These include:

         (1)  the manufacturers of aircraft, such as Boeing and Airbus;

         (2) financial institutions engaged in the leasing business and other leasing companies, such as General Electric Capital Corporation and International Lease Finance Corporation;

         (3) banks and other financial institutions that have foreclosed on aircraft collateral;

         (4)  airlines which are disposing of aircraft; and

         (5) other aircraft portfolio entities formed for purposes similar to those of the LIFT group.

         Many, if not most, of these entities have greater resources, greater financial flexibility and longer operating histories than the LIFT group.

Operational restrictions may harm the LIFT group's ability to compete.

         The Indenture and other governing documents impose restrictions on how the LIFT group operates its business. These restrictions may limit the ability to compete effectively in the aircraft leasing market under certain circumstances. For example, there are concentration limits contained in the Indenture that restrict the LIFT group's ability to lease a certain percentage of aircraft to any individual lessee, to lessees in particular countries, or to lessees in particular geographical regions. Most of the LIFT group's competitors do not operate under such restrictions.

The concentration of lessees in a particular geographical region may amplify the LIFT group's exposure to local economic conditions.

         The commercial aviation industry throughout the world generally is highly sensitive to general economic conditions. Because a substantial portion of business and, especially, leisure airline travel is discretionary, the industry has tended to suffer during economic downturns. In addition, local economic and political conditions can influence the performance of a lessee located in a particular region. The effect of those local conditions on the LIFT group will be more or less intense depending on the concentration of the number of its lessees in that region.

         European concentration. As of December 31, 2001, lessees based in Europe operated aircraft accounting for 43.03% of the aggregate initial appraised value of the Initial Aircraft. These lessees were divided between lessees in the "developed" European markets of the United Kingdom, France, Spain, Italy and Portugal, accounting for 31.91% of the aggregate initial appraised value, and lessees in the "emerging" European markets of Russia and Turkey, accounting for the remaining 11.12% of the aggregate initial appraised value. The financial prospects for lessees in the "developed" European markets can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which these lessees operate. Germany, France and Italy experienced negative economic growth in the fourth quarter of 2001. While this has been mitigated somewhat by the moderate growth in other economies such as Spain and Ireland, the euro area economy likely contracted in the fourth quarter of 2001. Despite the weak fourth quarter, Europe's economy finished 2001 with low but positive economic growth. France and Italy are widely expected to resume low to moderate growth rates in 2002 and the United Kingdom remains relatively healthy. One area of concern for European lessees is the continued weakness of the euro. Low or negative growth rates and currency weakness, combined with a possible upward movement in fuel prices, may have an adverse effect on the ability of European lessees to meet their obligations under their respective leases. In addition, commercial airlines in Europe continue to face increased competitive pressures from international carriers, EU domestic airlines and the new breed of low cost carriers. Several major airlines in Europe have collapsed in the wake of the terrorist attacks in the United States and many continue to operate on the verge of bankruptcy. There can be no assurance that competitive pressures resulting from deregulation and continued economic sluggishness will not have a material adverse impact on the operations of its European lessees.

         Russian concentration. As of December 31, 2001, one lessee based in Russia operated an aircraft accounting for 5.49% of the aggregate initial appraised value of the Initial Aircraft. The Russian lessee is the flag carrier of that nation; however, as a result of the lack of definitive information about its ownership, its corporate governance has often been the subject of international scrutiny. Due to buoyant oil prices and a cheap currency, Russia's economy has improved since 1998. According to a new study by the Organization for Economic Cooperation and Development, Russian GDP growth has averaged 6.00% over the last three years. The current environment of low oil prices is expected to put downward pressure on government revenues, though this may be lessened due to Russia's non-OPEC status.

         Turkish concentration. As of December 31, 2001, one lessee based in Turkey operated aircraft accounting for 5.63% of the aggregate initial appraised value of the Initial Aircraft. After an estimated 8.20% contraction in 2001, GDP growth of 2.00% is expected for 2002. While the government is committed to the recovery program prescribed by the International Monetary Fund, the economy remains saddled with high inflation, high debt and a volatile currency. The damaging effect of the terrorist attacks in the United States on tourism will exacerbate the difficulties faced by the Turkish economy, and may have an even more marked impact on the charter business of the Turkish lessee. The low value of the euro, which is the principal currency in which the Turkish lessee receives its revenue, coupled with further risk of lire depreciation, may adversely affect the ability of the lessee to meet its U.S. dollar-denominated rental and other payments due under the leases.

         North Africa and Middle East concentration. As of December 31, 2001, lessees based in Northern Africa and the Middle East operated aircraft accounting for 4.21% of the aggregate initial appraised value of the Initial Aircraft. Political violence has had a significant adverse impact on the general economic conditions in Northern Africa and the Middle East in recent years. The economic prospects of the North African and Middle Eastern region are dependent on the general political outlook, which can vary greatly from year to year. Political upheaval or political violence associated with potential military conflicts in this region could adversely affect the prospects of the lessees of meeting their obligations. Any such factors could also affect the LIFT group's ability to regain possession of the aircraft upon a default.

         One lessee in this region is the flag carrier of Morocco. As of December 31, 2001, this carrier operated aircraft accounting for 2.74% of the aggregate initial appraised value of the Initial Aircraft. The other lessee, based in Tunisia, operated aircraft accounting for 1.47% of the aggregate initial appraised value of the Initial Aircraft. Both Morocco and Tunisia have strong economic ties to Europe and are relatively stable politically.

         Asia Pacific region concentration. As of December 31, 2001, lessees based in the Asia Pacific region, including China, India, South Korea, Malaysia, and Indonesia, operated aircraft accounting for 28.39% of the aggregate initial appraised value of the Initial Aircraft. The commercial aircraft industry in the Asia Pacific region was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies and airlines of this region. Thus far, with the exception of Japan, the economic outlook of the Asian economies has remained relatively positive. China and India, two rapidly growing aviation markets, continue to experience high economic growth. South Korea and Indonesia also continue to experience healthy growth, while Malaysia, after nearly zero growth in 2001, is undergoing an export-led recovery in 2002. If a sudden loss of confidence in Asian currencies or economies recurs as in 1998, there would be a significant adverse impact on aircraft demand in this region.

         Latin American concentration. As of December 31, 2001, lessees based in Latin America operated aircraft accounting for 5.87% of the aggregate initial appraised value of the Initial Aircraft. Both of the Latin American lessees are based in Brazil. The prospects for lessee operations in Latin American countries depend in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future government policies may materially affect lessee operations in those countries.

         The Brazilian economy recovered from its economic difficulties of 1999, but the fallout from the recent Argentine devaluation and last year's energy crisis will cause growth for 2002 to be significantly lower than forecast. Continued depreciation of the real, and other Latin American currencies, could lead to difficulties for lessees in paying U.S. dollar-denominated obligations. Mexico's economy, being more exposed to the U.S. economy, contracted significantly in the fourth quarter of 2001. The airlines were badly affected by the September 11, 2001 terrorist attacks in the United States and required a government aid package similar to that administered in the U.S. Further volatility, the risk of economic contagion and continuing low growth rates in Latin America could lead to a material decrease in the LIFT group's leasing revenues and an increase in default-related costs.

         North American concentration. As of December 31, 2001, lessees based in North America operated aircraft accounting for 17.45% of the aggregate initial appraised value of the Initial Aircraft. Of these lessees, lessees based in Canada operated aircraft accounting for 11.06% of the aggregate initial appraised value and the remaining lessees, operating aircraft accounting for 6.39% of the aggregate initial appraised value, were based in the U.S. The U.S. economic downturn began in April 2001 and airlines began experiencing a reduction in traffic and softening of yields at that time. The September 11, 2001 terrorist attacks in the United States more than compounded these problems, and U.S. and Canadian carriers, citing reduced air travel demand, competition from low cost air carriers and increased costs, posted record losses in the fourth quarter of 2001. Many lessees are returning aircraft and the number of U.S. commercial aircraft in storage has reached record numbers. Also, the significant bargaining power of unions in North America has resulted in increased labor costs for North American carriers. Recent agreements with these unions suggest that these costs will continue to increase despite recent events and the current state of the North American airline industry. Over the last decade, a number of the major North American passenger airlines have filed

Chapter 11 bankruptcy proceedings and several major United States airlines have ceased operations altogether. One airline ceased operations immediately after the September 11, 2001 terrorist attacks, and several others remain in danger of bankruptcy. If the North American lessees of the LIFT group were to declare bankruptcy or commence similar proceedings or if their financial condition were to otherwise deteriorate, their ability to make timely and full rental payments may be adversely affected.

         In the early months of 2002, however, the U.S. economy has begun to show signs of a recovery, indicating to some that the U.S. recession may be ending.

Lease defaults will result in additional costs for the LIFT group.

         Although the LIFT group has the right to repossess aircraft and exercise remedies upon a lessee default, it may incur significant costs in the process. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceeding or is in bankruptcy, to obtain possession and re-registration of the aircraft and flight and export permissions. Delays resulting from any such proceedings would also increase the period of time during which the relevant aircraft are not productively under lease. The LIFT group may, moreover, incur substantial maintenance or repair costs that a defaulting lessee has failed to pay and may need to pay off liens and governmental charges on the aircraft to obtain possession or clear title and to re-market the aircraft effectively. Any such cost or delays may adversely affect the amounts available to pay to the holders of the Notes.

Maintenance costs may at times be paid by the LIFT group.

         Any failure of an aircraft to be maintained or modified properly in accordance with manufacturers' requirements or airworthiness directives and other governmental requirements, including those relating to noise and emissions standards, can impair the safety of the aircraft, result in grounding or penalties and affect the ability to re-lease or to sell the aircraft. The costs of maintenance can be substantial and may have a higher payment priority than that of the Notes. In many cases, the lessee is required to provide for maintenance or modifications. Lessees could, however, fail to pay those costs, and the burden would fall on the LIFT group. In addition, the LIFT group as the lessor is, in some instances, required to bear a portion of the maintenance costs, and the pressure of competition may require it to bear an increasing portion of those costs in the future. Although the LIFT group established a cash reserve which was $83 million as of December 31, 2001, any significant variations in the costs required to be paid directly by the LIFT group may materially impair the ability of the LIFT group to make payments on the Notes.

Other operating costs may at times be paid by the LIFT group.

         As in the case of maintenance costs, the LIFT group may incur other operational costs upon a lessee default or where the terms of the lease require it to pay a portion of those costs. Those costs include:

         (1) the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required or is insufficient in amount or scope;

         (2) the costs of licensing, exporting or importing an aircraft, airport taxes, customs duties, air navigation charges and similar governmental or quasi-governmental impositions, which can be substantial;

         (3) penalties and costs associated with the failure of lessees to keep the aircraft registered under all appropriate local requirements; and

         (4) unreimbursed or unreimbursable withholding taxes and other taxes or charges in some jurisdictions in respect of the aircraft, the leases or payments under the leases, such as those due to changes in law or inability to negotiate for or enforce reimbursement obligations from lessees.

         The failure to pay some of these costs can result in liens on the aircraft, and the failure to register can result in a loss of insurance. These matters can prevent the re-lease, sale or other use of the aircraft until the problem is cured.

Aircraft type concentrations may amplify other risk factors.

         The concentration of the types of aircraft held by the LIFT group may amplify some of the factors noted above. As of December 31, 2001, the aircraft owned by the LIFT group include eleven aircraft types, three of which represent together 56.35% of the aggregate initial appraised value of the Initial
Aircraft, with Boeing 767-300ERs constituting 26.50%, Boeing 737-300s constituting 18.85% and Boeing MD-82s constituting 11.00% of that aggregate value. Also, narrowbody aircraft constitute 59.54%, widebody aircraft constitute 35.63% and a freighter aircraft constitutes 4.83% of the aggregate initial appraised value of the Initial Aircraft.

         There is currently a reduced demand for and an oversupply of widebody aircraft, and there is also very little demand for discontinued aircraft types such as the MD-82s and MD-83s. In both circumstances, this makes it more difficult to lease or sell these aircraft at favorable rates.

The Aircraft Portfolio

         The following tables set forth details of the Initial Aircraft as of December 31, 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for further information about events that have occurred subsequent to December 31, 2001.

         The following table identifies the 39 Initial Aircraft by type of aircraft.

                                                             % of Portfolio by
                     Type of     Number of                 Appraised Value as of
Manufacturer        Aircraft     Aircraft      Body Type     December 31, 2000
------------        --------     --------      ---------     -----------------
Boeing              B767-300ER       5         Widebody             26.50%
Boeing              B737-300        10         Narrowbody           18.85
McDonnell Douglas   MD-82            9         Narrowbody           11.00
Airbus              A320-200         4         Narrowbody           10.96
Boeing              B747-400         1         Widebody              9.13
Boeing              B737-800         3         Narrowbody            8.37
McDonnell Douglas   MD-11F           1         Freighter             4.83
Boeing              B737-700         2         Narrowbody            4.56
Boeing              B737-400         2         Narrowbody            2.88
Boeing              B737-500         1         Narrowbody            1.71
McDonnell Douglas   MD-83            1         Narrowbody            1.21
                                    --                            -------

Total                               39                             100.00%

         All of the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume I, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations.


         The following table identifies the countries in which the lessees of the 39 Initial Aircraft were based as of December 31, 2001.

                                                             % of Portfolio by
                                              Number of    Appraised Value as of
Country                                       Aircraft       December 31, 2000
-------                                       --------       -----------------
United Kingdom...............................     4                  12.32%
Canada.......................................     2                  11.06
China........................................     5                   9.20
Malaysia.....................................     1                   9.13
Spain........................................     6                   8.59
United States................................     3                   6.39
South Korea..................................     2                   6.29
France.......................................     3                   6.10
Brazil.......................................     3                   5.87
Turkey.......................................     2                   5.63
Russia.......................................     1                   5.49
Italy........................................     1                   2.86
Morocco......................................     1                   2.74
India........................................     1                   2.35
Portugal.....................................     1                   2.04
Tunisia......................................     1                   1.47
Indonesia....................................     1                   1.42
Off-Lease....................................     1                   1.05
                                                 --                -------

Total........................................    39                 100.00%

         The following table identifies the regions in which the 39 Initial Aircraft were based as of December 31, 2001.

                                                             % of Portfolio by
                                               Number of   Appraised Value as of
Region                                         Aircraft      December 31, 2000
------                                         --------      -----------------
Developed Markets
     Europe...................................    15                 31.91%
     North America............................     5                 17.45
Emerging Markets
     Asia.....................................    10                 28.39
     Africa, Europe & Other ..................     5                 15.33
     Latin America............................     3                  5.87
Off-lease.....................................     1                  1.05
                                                 ---                ------

Total.........................................    39                100.00%


         The following table identifies the lessees of the 39 Initial Aircraft as of December 31, 2001.

                                                             % of Portfolio by
                                               Number of   Appraised Value as of
Lessee                                         Aircraft      December 31, 2000
------                                         --------      -----------------
Air Canada Capital Ltd......................       2                 11.06%
China Eastern Airlines. ....................       5                  9.20
Malaysian Airline System Berhad.............       1                  9.13
Societe Air France..........................       3                  6.10
Spanair S.A.................................       5                  5.98
Air 2000 Limited............................       1                  5.73
Pegasus Hava Tasimaciligi A.S...............       2                  5.63
Aeroflot - Russian Internatilna Airlines....       1                  5.49
Korean Airlines.............................       1                  4.83
Go Fly Limited..............................       2                  4.41
American Airlines...........................       1                  4.22
VARIG S.A...................................       2                  4.16
Volare Airelines SpA........................       1                  2.86
Royal Air Maroc.............................       1                  2.74
Iberworld Airlines, S.A.....................       1                  2.61
Jet Airways.................................       1                  2.35
easyJet Airline Co. Ltd.....................       1                  2.18
SATA-Air Acores.............................       1                  2.04
Nouvelair Tunisie...........................       1                  1.47
Rio Sul, Servicos Aereso Regionais S.A......       1                  1.71
Asiana Airlines.............................       1                  1.46
P.T. Garuda Indonesia.......................       1                  1.42
Delta Air Lines.............................       1                  1.09
America West Airlines, Inc. ................       1                  1.08
Off-Lease...................................       1                  1.05
                                                  --               -------

Total.......................................      39                100.00%

Total Number of Lessees: 24

         The following table identifies the 39 Initial Aircraft by year of aircraft manufacture. The average age of the 39 Initial Aircraft and the average age weighted by value of the 39 Initial Aircraft as of December 31, 2001 were approximately 6.63 and 4.90 years, respectively.

                                                             % of Portfolio by
                                             Number of     Appraised Value as of
Year of Manufacture                          Aircraft        December 31, 2000
-------------------                          --------        -----------------
1986......................................       1                    1.09%
1987......................................       4                    4.36
1988......................................       1                    1.21
1989......................................       3                    4.11
1990......................................       4                    5.02
1992......................................       1                    4.83
1993......................................       1                    1.47
1994......................................       1                    4.22
1997......................................       2                    3.66
1998......................................       7                   22.09
1999......................................      11                   36.45
2000......................................       3                   11.49
                                                --                 -------

Total.....................................      39                  100.00%

         Further particulars of the 39 Initial Aircraft, as of December 31, 2001 are contained in the table below:


                                                                                                           Initial
          Country in which                       Aircraft         Engine       Serial       Date of       Appraised
Region    Aircraft is Based       Lessee           Type            Type          No.      Manufacture      Value*
------    -----------------       ------           ----            ----          --       -----------      ------
Europe (Developed)                                                                                         ($000)
         United Kingdom     Air 2000           B767-300ER     CF6-80C2-B7F       29618       5/00       $    88,898
         France             Air France         B737-300       CFM56-3C1          28672       1/98            31,697
         France             Air France         B737-300       CFM56-3C1          28673       2/98            31,347
         France             Air France         B737-300       CFM56-3C1          28569       2/98            31,598
         United Kingdom     easyJet Airline    B737-300       CFM56-3CI          29338       7/99            33,857
         United Kingdom     Go Fly Limited     B737-300       CFM56-3C1          28602       8/99            34,140
         United Kingdom     Go Fly Limited     B737-300       CFM56-3C1          28606      10/99            34,297
         Spain              Iberworld          A320-200       CFM56-5B4            879      12/98            40,486
         Portugal           SATA-              B737-300       CFM56-3C1          28570       3/98            31,577
                                 AIR Acores
         Spain              Spanair            MD82           JT8D-217A          49501      10/87            17,493
         Spain              Spanair            MD82           JT8D-217A          49509       8/89            19,057
         Spain              Spanair            MD82           JT8D-217A          49519      12/90            20,317
         Spain              Spanair            MD83           JT8D-219           49578       3/88            18,777
         Spain              Spanair            MD82           JT8D-217A          49507      10/87            17,133
         Italy              Volare             A320-200       CFM56-5B4           1152       2/00            44,325
North America (Developed)
         Canada             Air Canada         B767-300ER     CF6-80C2-B6F       30108      11/99            86,253
         Canada             Air Canada         B767-300ER     CF6-80C2-B6F       30112       9/99            85,323
         United States      America West       B737-300       CFM56-3B2          23384       8/87            16,823
         United States      American           B767-300ER     PW4060             26208       9/94            65,467
                            Airlines
         United States      Delta Air Lines    B737-300       CFM56-3B2          23376      11/86            16,847
Asia (Emerging)
         South Korea        Asiana Airlines    B737-400       CFM56-3C1          24469       7/89            22,603
         China              China Eastern      MD82           JT8D-217A          49513       4/90            19,040
         China              China Eastern      MD82           JT8D-217A          49515      10/90            19,278
         China              China Eastern      MD82           JT8D-217A          49511       3/90            19,170
         China              China Eastern      A320-200       CFM56-5B4           1093      10/99            42,573
         China              China Eastern      A320-200       CFM56-5B4           1108      11/99            42,713
         Indonesia          Garuda Indonesia   B737-400       CFM56-3C1          24512       9/89            22,090
         India              Jet Airways        B737-700       CFM56-7B24         28609      11/99            36,413
         South Korea        Korean Airlines    MD11F          PW4460             48523       9/92            75,000
         Malaysia           Malaysian          B747-400       PW4056             28427       3/98           141,867
                            Airlines System
Africa, Europe & Other (Emerging)
         Russia             Aeroflot           B767-300ER     CF6-80C2-B7F       30110      12/99            85,103
         Tunisia            Nouvelair Tunisie  MD82           JT8D-217C          53147       8/93            22,773
         Turkey             Pegasus            B737-800       CFM56-7B26         28591       4/99            42,427
         Turkey             Pegasus            B737-800       CFM56-7B26         28628       6/00            45,066
         Morocco            Royal Air Maroc    B737-800       CFM56-7B26         28592       5/99            42,443
Latin America (Emerging)
         Brazil             Rio Sul            B737-500       CFM56-3C1          28565      11/97            26,477
         Brazil             VARIG              B737-300       CFM56-3C1          28671      11/97            30,183
         Brazil             VARIG              B737-700       CFM56-7B24         28584      12/98            34,323
Off-Lease                                      MD82           JT8D-217A          49419       8/87            16,237
                                                                                                        -----------

Total                                                                                                   $ 1,551,491


* At December 31, 2000.

Appraisal of Aircraft

         The LIFT group has agreed to deliver to Bankers Trust Company as the security trustee, commencing in 2002, appraisals of the base value of each of the aircraft owned by the LIFT group at least once each year by July 1. The appraisals must come from at least three independent appraisers that are members of the International Society of Transport Aircraft Trading or any similar organization and be dated within 30 days prior to their delivery to the trustee.

         Three independent appraisers, Aircraft Information Services, Inc., BK Associates, Inc. and Morten Beyer & Agnew, Inc., provided appraisals of the value of each of the Initial Aircraft as of December 31, 2000. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market, adjusted where necessary to account for the reported maintenance standard of the aircraft. Values calculated under these assumptions are "base values." The current appraised value of each aircraft is determined by taking the average of the base values contained in the three appraisals. The appraisals were not based on a physical inspection of the aircraft.

         Based on the appraisals, the average of the aggregate base values calculated by the appraisers for the Initial Aircraft as of December 31, 2000 is $1,551,491,333. Base values are not a measure of the market or realizable value of aircraft and you should not rely upon the base value in any analysis of the market or realizable value of any Initial Aircraft. In addition, under ordinary conditions the LIFT group expects the base values of the aircraft to decline over time due to the aging of the aircraft, increasing maintenance expenses and similar factors. The LIFT group also expects that the decline in base values has been further accelerated as a result of the September 11, 2001 terrorist attacks in the United States. The appraisals were conducted as of December 31, 2000, and the LIFT group believes that the base values of the aircraft, if determined as of any date subsequent to December 31, 2000, would be lower, and in some cases significantly lower, than the base values in the appraisals.

         The appraised base values obtained and to be obtained in the future assume an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and other factors common for like appraisals. At any point in the aircraft leasing cycle, however, there will be imbalances of aircraft supply and demand and there may be particularly pronounced imbalances for specific aircraft types. Although some Initial Aircraft may have market values approximating or exceeding the appraised values given them, others, such as the older aircraft or aircraft that are no longer in production, may have market values below, and in some cases significantly below, those appraised base values. At a cyclical low, the market value of most aircraft types is likely to be less than, and in some cases significantly less than, the appraised base values. In addition, the appraised base values of the Initial Aircraft will likely decline, and in some cases significantly decline, over time due to aging, increasing maintenance expenses and similar factors and have declined and may continue to decline on account of the September 11, 2001 terrorist attacks in the United States. Finally, appraised base values, if obtained upon delivery of the Initial Aircraft, would be expected to be less, and in some cases significantly less, than the initial appraised values, which were determined as of December 31, 2000. Accordingly, you should not place undue reliance on the indicated appraised values as an accurate depiction of current market or realizable values at any one point in time, and you should realize that actual current market or realizable values at any point in time may be substantially less than appraisal values.

The Leases

Payment History.

         The following description relates to the leases for the Initial Aircraft in effect on December 31, 2001. Any leases of additional aircraft and any future leases entered into for the re-lease of any Initial Aircraft may differ from the description provided below.

         As of December 31, 2001, there were 24 lessees under leases for the Initial Aircraft in 17 different countries. The LIFT group recognized $77.0 million of rental income from operating leases and other income representing cash in lieu of rental payments received from General Electric Capital Corporation and the other sellers for the period from June 13, 2001 to December 31, 2001 (the "2001 Period"). This was comprised of $5.4 million from lessees based in the United States of America and $71.6 million from lessees based outside the United States of America. During the 2001 Period, 7.0% and 93.0% of the rental and other income was derived from lessees based in the United States of America and lessees based outside the United States of America, respectively, including 10.7% from the United Kingdom, 10.3% from Canada, 10.0% from Spain, 9.2% from China and 9.0% from Indonesia.

         As a general matter, weakly capitalized airlines are more likely than well capitalized airlines to seek operating leases. It should be expected that varying numbers of lessees at any point in time will be experiencing payment difficulties.

         The servicer has advised the LIFT group that in the servicer's experience some lessees of aircraft similar to the aircraft owned by the LIFT group and its affiliates fail to make timely lease, maintenance and other payments from time to time over the course of their leases and that in most instances, late payments are recovered, together with default interest or other similar payments required by the leases. In some instances, the financial difficulties of a portfolio's lessees may result in a formal or informal restructuring. Restructurings may involve the voluntary termination of a lease prior to its expiration and the arrangement of subleases from the lessee to another aircraft operator. In addition, restructurings may involve reduced rental payments for a specified period, which may be several months.

Management, Lease Terms.

         All leases of the Initial Aircraft are managed by the servicer under the Servicing Agreement. All of the leases for the Initial Aircraft are operating leases. Under those leases, the lessees agreed to lease the Initial Aircraft for a fixed term, although in some cases the lessees have purchase options, termination rights and extension rights. Although most of the lease documentation for the Initial Aircraft is fairly standardized in many respects, significant variations do exist as a result of lessee negotiation.

Lease Payments and Security.

         Each lease for the Initial Aircraft requires the lessee to pay periodic rentals during the lease term. Most of the rental payments are payable on a fixed rate basis and are not adjustable by reference to market interest rate changes. Rentals under most of the leases for the Initial Aircraft are payable monthly in advance. A number of the leases require the lessee to pay periodic amounts as maintenance reserves or similar payments.

         With some exceptions, the lessees are required to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any breach of contract. Most leases include an obligation of the lessee to gross-up payments under the lease where lease payments are subject to withholdings and other taxes, although sometimes the gross-up amount will be limited to the amount that would have been payable if such lease had never been transferred to the LIFT group. In addition, changes in law may result in the imposition of withholding and other taxes and charges that are not reimbursable by the lessee under the lease or that cannot be so reimbursed under applicable law and lessees may fail to reimburse even when obligated under the lease to do so. The leases for the Initial Aircraft also require the lessee to indemnify the lessor for some tax liabilities including, in some leases, value added tax and stamp duties, but generally excluding income tax or its equivalent imposed on the lessor. The lessees must also pay default interest on any overdue amounts.

         Under the leases for the Initial Aircraft, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and hull "all risks" and public liability insurance premiums. The lessees are obliged to remove liens on the Initial Aircraft other than liens permitted under the leases.

         As of December 31, 2001, lessees under 32 of the leases for the Initial Aircraft, representing 78.09% of the aggregate initial appraised value, had provided either or both cash security deposits and letters of credit to secure their respective obligations.

Operation of the Initial Aircraft.

         The leases require the lessees to operate the Initial Aircraft in compliance with all applicable laws and regulations. The Initial Aircraft generally must remain in the possession of the lessees, and any subleases of the Initial Aircraft must be approved by the lessor. In some cases, the lessee may have broad subleasing rights with re-registration rights. Under some of the leases, the lessee may enter into charter or other arrangements for the leased aircraft if the lessee does not part with operational control of the aircraft. Generally, the lessees are not allowed to re-register the Initial Aircraft without the lessor's permission, except in connection with a permitted sublease.

         All of the leases for the Initial Aircraft permit the lessees to remove or replace the engines and in some cases other equipment or components. Sometimes lessees are allowed to enter into pooling arrangements for the temporary borrowing of equipment, in some cases without the lessor's consent. Under all of the leases, the lessees may deliver the Initial Aircraft, engines and other equipment or components to their manufacturer for testing or similar purposes, or to other parties for service, maintenance, repair or other work required or permitted under the lease. The lessor's ability to repossess the Initial Aircraft or engines, equipment or components from any sublessee, transferee, manufacturer or other person may be restricted by liens or similar rights and by applicable bankruptcy and similar laws, by legal or practical impediments to the enforcement of the right of repossession or other remedies in local courts and by requirements for de-registration of an aircraft from the registry, or for export of an aircraft from, the country in which the lessee, or other person having possession of the aircraft, or its operations are located.

Maintenance and Maintenance Reserves.

         The leases for the Initial Aircraft specify maintenance standards and the required condition of the Initial Aircraft upon redelivery to the lessor. In addition, under some of the leases, depending on the condition of the leased aircraft, including the airframe, engines, the auxiliary power unit or landing gear at redelivery, the lessee may have to make adjustment payments to the lessor. During the term of each lease, the lessee must ensure that the leased aircraft is maintained in accordance with an agreed maintenance program designed to provide that the aircraft meets applicable airworthiness and other regulatory requirements. Under the leases for the Initial Aircraft, maintenance is generally performed by the lessee or, for some of the regional lessees, by a designated airline or other air authority approved maintenance provider. Under most of the leases for the Initial Aircraft, the lessee must provide monthly maintenance reserves. In some cases where the lessee has paid maintenance reserves, those payments will be used to reimburse the lessee for maintenance charges, including major airframe and engine overhauls.

         Some of the leases for the Initial Aircraft do not require maintenance reserves to be paid. In those cases the lessor must rely on the credit of the lessee, reporting by the lessee or any credit support the lessee provides to ensure that the lessee returns the leased aircraft in the condition required by the lease upon termination, makes any payments required based on the aircraft's return condition upon termination of the lease and performs scheduled maintenance throughout the lease term.

         The leases for the Initial Aircraft require the lessees to comply with the airworthiness directives of the relevant aviation authorities and with manufacturers' service bulletins. In most cases, the lessees share the cost of compliance with the lessor, and many of the leases require the lessor to contribute to the cost of compliance with selected airworthiness directives or manufacturers' service bulletins if compliance costs are above a specified threshold defined in the lease.

Lessees' Options.

         As of December 31, 2001, the leases or side agreements between the lessor and the lessee for five of the Initial Aircraft, representing 15.17% of the aggregate initial appraised value, granted purchase options to the lessee or its affiliates. None of the purchase options were exercisable as of December 31, 2001. The latest date on which a purchase option may be exercised is February 19, 2011 for a purchase on November 15, 2011. If a purchase option is exercised, the proceeds realized from the exercise may not, in some circumstances, equal the principal of the Notes allocable to the relevant aircraft.

         As of December 31, 2001, fifteen lessees had the option to extend the term of their lease. The rent payable during the extension period may vary from the rent payable prior to the extension. As of December 31, 2001, eight of the leases allowed the lessee to terminate its lease prior to the scheduled expiration date.

Indemnification and Insurance of the Aircraft

Insurance Requirements.

         The leases for the Initial Aircraft require the lessees to bear responsibility and carry insurance for liabilities arising out of the operation of the Initial Aircraft. These include liabilities for death or injury to persons and damage to property that would ordinarily attach to the operator of the aircraft, subject to customary exclusions. In addition, the lessees must carry other types of insurance that are customary in the air transportation industry. These include aircraft hull "all risks" and hull war risks insurance at a value stipulated in the lease and aircraft spares insurance on a replacement cost basis, in each case subject to customary deductibles. The servicer must monitor the lessees' compliance with the insurance provisions of the leases.

         In addition, the LIFT group also has in place its own contingent liability coverage. That coverage acts as a backup for LIFT in instances where a lessee's policy does not satisfy the requirements of the lease and acts as excess coverage above that provided by a lessee's policy. The LIFT group's contingent third-party liability insurance covers all of the Initial Aircraft and its contingent hull and hull war risks insurance covers some of the Initial Aircraft. The amount of war third-party contingent liability insurance is subject to limitations imposed by the air transportation insurance industry.

         If any of the existing insurance policies are canceled or terminated and if an aircraft is re-leased, the servicer may from time to time engage insurance experts at the LIFT group's expense to advise and recommend the appropriate amount of insurance coverage the LIFT group should procure.

Liability Insurance.

         The leases for the Initial Aircraft require third party liability insurance for a combined single limit for bodily injury and property damage in minimum amounts ranging between $500 million and $750 million for each aircraft. In general, liability coverage on each aircraft includes third party legal liability, passenger legal liability, baggage legal liability, cargo legal liability, mail and aviation general third party (including products) legal liability. Post-September 11, 2001, the aviation insurance market has applied a $50 million limit on war third party (non-passenger) liability insurance. Lessees must either buy additional insurance in the limited commercial market or obtain protection under applicable government schemes.

         In some jurisdictions the LIFT group may be liable, as owner of an aircraft, for obligations that may be insured against by the lessees even if the LIFT group is not responsible for the loss that results in the obligation. In addition, claims may be made against the LIFT group on the basis of alleged responsibility for a loss, even if such claim is not ultimately sustained.

         The losses for which coverage is provided include both operating costs relating to the actual operation of the aircraft as well as losses to persons and property resulting from the operation of the aircraft. The latter types of losses are generally covered by the lessees' liability insurance.

Aircraft Property Insurance.

         In addition to hull risk, hull war and allied peril risk and aircraft spares insurance coverage obtained by the lessees, the LIFT group purchases "total loss only" coverage with respect to some Initial Aircraft. The LIFT group is required to maintain aircraft property insurance on its aircraft in an amount equal to the greatest of a) the note target price (as defined in the Indenture),
b) the appraised value for such aircraft or c) 110% of the net book value of such aircraft. In some cases, the lessor is allowed to increase the insured value above the stipulated loss value consistent with industry practice. In those cases the lessee is responsible for any increased premium that results. Permitted deductibles range from $100,000 to $1,000,000; the deductibles, however, apply only in the case of a partial loss.

         The leases for the Initial Aircraft include provisions defining an event of loss or a casualty occurrence so that upon total loss of the aircraft, an agreed value is payable by the lessee. This payment is generally funded with insurance proceeds. The air transportation insurance industry practice, however, is to treat only a loss with likely repair costs of greater than 75% of the insured value of the aircraft, including the engines, as a total loss.

         All insurance policies currently in place contain a breach of warranty endorsement so that the additional insureds continue to be protected even if the lessee violates one or more of the provisions of the insurance policies. In many cases, these endorsements also provide that this protection will only apply if the additional insured has not caused, contributed to or knowingly condoned the breach.

         Generally, the leases for the Initial Aircraft require the lessee to maintain, as part of its hull war and allied perils insurance, coverage for loss or damage resulting from a governmental confiscation or requisition of the applicable aircraft. In some countries, however, such as France and China, that kind of insurance may not be obtainable by the lessee as it is not permitted under those countries' laws. Following insurance market developments post-September 11, 2001, cover for confiscation by the state of registration has not been available from the insurance markets after January 1, 2002. That change has been implemented as lessees renew their insurance. However, like other "war"-related issues, this lack of availability is fluid and such cover may become generally available in the future.


Item 2.       Properties

         The LIFT group has no ownership or leasehold interest in any real property. For a description of the LIFT group's interest in other property, including its aircraft, see "Item 1. Business."


Item 3.       Legal Proceedings

         None.


Item 4.       Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.       Market for  Registrant's  Common  Equity and  Related  Stockholder
              Matters

a)       Market Information.

         As of the date of this Form 10-K, no equity securities of the LIFT group have been registered with, or are listed on, any national exchange or traded in any established market.

b)       Holders.

         There were five beneficial interest holders of LIFT's beneficial interest certificates as of December 31, 2001.

c)       Dividends.

         As of the date of this Form 10-K, no distributions to the beneficial interest holders have been paid or declared by LIFT. Under the terms of the Indenture, LIFT is restricted from making distributions to the beneficial interest holders until, among other things, all outstanding principal and interest balances due on the outstanding Notes have been paid in full.

Recent Sales of Unregistered Securities.

         The beneficial interest in LIFT was originally purchased by Automatic, which is affiliated with Automatic LLC, on June 26, 2001 for $3 million in a private sale exempt from registration under section 4(2) of the Securities Act of 1933, as amended. Automatic subsequently sold 50.1% of the beneficial interest of LIFT to four other affiliates of Automatic LLC. As a result, Automatic owns 49.9% of the beneficial interest of LIFT while the other four affiliates of Automatic LLC each own 12.525% of the beneficial interest of LIFT.

         On June 26, 2001, LIFT issued $1,429 million of asset-backed notes to Qualified Institutional Buyers, as such term is defined in Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons in offshore transactions in accordance with Regulation S thereunder. Credit Suisse First Boston Corporation, Lehman Brothers Inc. and Salomon Smith Barney Inc. acted as initial purchasers. As of that date, these Initial Notes consisted of $400 million of Class A-1 Notes, $260 million of Class A-2 Notes, $425 million of Class A-3 Notes, $60 million of Class B-1 Notes, $83 million of Class B-2 Notes, $69 million of Class C-1 Notes, $72 million of Class C-2 Notes, $35 million of Class D-1 Notes and $25 million of Class D-2 Notes. LIFT used part of the proceeds from the sale of its beneficial interest and the Initial Notes of $3 million and $1,429 million, respectively, to purchase the Initial Aircraft for $1,310.5 million and to fund initial cash reserves of $83.0 million.

         On December 18, 2001, LIFT completed an exchange offer whereby it issued seven classes of new notes, also designated Class A-1, Class A-2, Class A-3, Class B-1, Class B-2, Class C-1 and Class C-2, in exchange for the seven corresponding classes of the Initial Notes. The terms of these Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D-1 and Class D-2 Notes were not exchanged and remain unregistered. $10 million of the Class A-2 and $34 million of the Class A-3 Initial Notes were not tendered in the exchange offer and remain outstanding.

         The Exchange Notes were registered on Form S-4 (file number 333-69864), which became effective on November 7, 2001. The exchange offer commenced on November 8, 2001 and ended on December 18, 2001. All Initial Notes that were tendered were exchanged and global notes representing the Exchange Notes were deposited with the trustee and book-entry depository on December 18, 2001.


Item 6.       Selected Financial Data

         The selected financial data in the following table have been derived from, and should be read in conjunction with, the consolidated financial statements of the LIFT group and notes thereto appearing elsewhere in this Form 10-K.

                                                                   December 31,
                                                                       2001
                                                                       ----
                                                                  (in thousands)

Balance Sheet Data:
   Aircraft, net                                                   $ 1,291,759
   Total assets                                                      1,418,808
   Notes payable, net of unamortized discounts                       1,387,444
   Total liabilities                                                 1,434,945
   Total beneficial interest holders' equity                           (16,137)

Statement of Income Data (1):
   Rental income from operating leases                                  64,693
   Other Income                                                         12,300
   Interest expense                                                     48,908
   Depreciation expense                                                 21,376
   Net income                                                            4,404

(1) Income Statement data for 2001 is for the period from Inception through December 31, 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with the risk factors set forth herein.

         On the Closing Date, LIFT issued $1,429.0 million of Initial Notes in nine classes: Class A-1, Class A-2, Class A-3, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1 and Class D-2. LIFT used the proceeds from the sale of the Initial Notes to fund cash reserves, pay transaction expenses and make the payments described in the following paragraph. Also on the Closing Date, LIFT 1 issued $1,310.5 million of Bridge Notes to Credit Suisse First Boston Corporation, the proceeds of which were used by LIFT 1 to pay to the Seller the full aircraft purchase price for all 39 Initial Aircraft.

         Also on the Closing Date, LIFT agreed with Automatic to purchase LIFT 1 and its subsidiaries under a beneficial interest purchase agreement, to pay to Automatic the cash purchase price of approximately $5.5 million and to repay the Bridge Notes on behalf of LIFT 1. As a result, LIFT 1 became a part of the LIFT group on the Closing Date.

         As of December 31, 2001, all of the 39 Initial Aircraft had been delivered to the LIFT group.

         The LIFT group consists of special purpose entities which own aircraft subject to operating leases. The LIFT group's business consists of aircraft leasing activities. The LIFT group may also engage in acquisitions of additional aircraft and sales of aircraft. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies rating the Notes that they will not lower, qualify or withdraw their ratings on the outstanding Notes as a result. The LIFT group's cash flows from its leasing activities will be used to service the interest and principal on the outstanding Notes and to make distribution of remaining amounts to the holders of the beneficial interest certificates, after the payment of expenses incurred by the LIFT group.

         The LIFT group's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes and any additional notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. The LIFT group's ability to service the outstanding Notes and any additional notes will also depend on the level of the LIFT group's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The Indenture requires that LIFT maintain a cash reserve balance on deposit in a collections account and permits LIFT to establish a credit facility in order to provide a source of liquidity for its obligations.

         LIFT, may, under certain circumstances, issue additional notes to acquire additional aircraft.


Critical Accounting Policies

         The policies discussed below are considered by management of LIFT to be critical to an understanding of the LIFT group's financial statements because their application requires significant judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Lease Revenue Recognition

         Revenue under operating leases is recognized as rental income on a straight-line basis over the lease term.

Depreciation

         Aircraft are recorded at cost reflecting individual account values established on the basis of appraisals by LIFT 1 and transferred at such cost to LIFT. Aircraft are depreciated on a straight-line basis over the estimated life to its estimated residual value. Generally, aircraft and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated residual value. Certain major additions and modifications to aircraft may be capitalized. The LIFT group's estimates are reviewed periodically to ensure continued appropriateness. Should the estimates of economic lives and salvage prove inappropriate because of future events, the LIFT group's result of operations could be significantly adversely affected.

Aircraft Valuation

         Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft is based on independent appraisals of the aircraft and actual or estimates of undiscounted future lease cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

         The LIFT group determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The LIFT group identified the most critical accounting policies to be those related to lease revenue recognition, depreciation methods and valuation of aircraft. The LIFT group also states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis.


Recent Developments

Aircraft Novations

         On August 3, 2001, a B737-700 aircraft that is currently leased to a lessee based in India was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 2.4% of the aggregate initial appraised value of the Initial Aircraft.

         On August 9, 2001, a B737-400 aircraft that is currently leased to a lessee based in Indonesia was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 1.4% of the aggregate initial appraised value of the Initial Aircraft.

         On September 27, 2001, a B747-400 aircraft that is currently leased to a lessee based in Malaysia was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 9.1% of the aggregate initial appraised value of the Initial Aircraft.

         On October 1, 2001, a B767-300ER aircraft that is currently leased to a lessee based in Russia was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 5.5% of the aggregate initial appraised value of the Initial Aircraft.

         On November 2, 2001, a B737-800 aircraft that is currently leased to a lessee based in Morocco was delivered to the LIFT group. The aircraft with respect to this lessee represents approximately 2.7% of the aggregate initial appraised value of the Initial Aircraft.

         On December 19, 2001, three B737-300 aircraft that are currently leased to a lessee based in France were delivered to the LIFT group. The aircraft with respect to this lessee represent approximately 6.1% of the aggregate initial appraised value of the Initial Aircraft.

The Aircraft and Lessees

         In October 2001, LIFT VG Brazil, LLC issued notices of default to a lessee based in Brazil after this lessee failed to meet its contractual payments to LIFT VG Brazil, LLC. In March 2002, LIFT VG Brazil, LLC entered into a restructured lease agreement as discussed below. This lessee leases one B737-300 aircraft and one B737-700 aircraft, which represent a total of 4.2% of the aggregate initial appraised value of the Initial Aircraft.

         In November 2001, LIFT Ireland Leasing Limited entered into a three-month rent deferral agreement with a lessee based in Italy in respect of an A320-200 aircraft. The deferral commenced in November 2001 and is to be repaid with interest over a period of five years. The aircraft with respect to this lessee represents approximately 2.9% of the aggregate initial appraised value of the Initial Aircraft.

         In December 2001, LIFT Turkey, LLC entered into a rent deferral agreement with a Turkish lessee in respect of two B737-800 aircraft. Under the terms of this agreement, a portion of the rent has been deferred for three months commencing December 2001. The lessee will repay the deferral with interest over 36 months. The aircraft with respect to this lessee represent approximately 5.6% of the aggregate initial appraised value of the Initial Aircraft.

         In December 2001, LIFT SP Spain, LLC entered into a restructuring agreement with a Spanish lessee of three MD82 aircraft. This agreement extends the leases for an average of seventeen months and amends the rents for 2001 and 2002. This lessee leases four MD82 aircraft and one MD83 aircraft, which represent a total of 5.98% of the aggregate initial appraised value of the Initial Aircraft.

         In January 2002, LIFT Arizona, LLC entered into a restructuring agreement with a lessee based in the United States with respect to a B737-300 aircraft. This agreement reduces the rent for seventeen months starting in December 2001 and extends the lease for nineteen months. The aircraft with respect to this lessee represents approximately 1.1% of the aggregate initial appraised value of the Initial Aircraft.

         In January 2002, LIFT RS Brazil, LLC issued a notice of default to a Brazilian lessee with respect to a B737-500 aircraft after this lessee failed to make payments to LIFT RS Brazil, LLC. LIFT RS Brazil, LLC is expected to enter into a restructured lease agreement in April 2002 as discussed below. The aircraft with respect to this lessee represents approximately 1.7% of the aggregate initial appraised value of the Initial Aircraft.

         In February 2002, LIFT Ireland Leasing Limited signed contracts with a lessee based in Singapore for two-year leases of two MD-82 aircraft. One aircraft is currently off-lease and is expected to be delivered in May 2002. The other aircraft was delivered in March 2002, upon return from the previous lessee based in Tunisia, who extended the lease of the aircraft to meet the lease return conditions. These aircraft represent approximately 2.5% of the aggregate initial appraised value of the Initial Aircraft.

         In February 2002, LIFT Portugal, LLC signed an early termination agreement, in exchange for an early termination fee, with a lessee based in Portugal with respect to a B737-300 aircraft. The aircraft was returned in March 2002 and was delivered to a British lessee for a five-year lease in March 2002. This aircraft represents approximately 2.0% of the aggregate initial appraised value of the Initial Aircraft.

         In February 2002, LIFT Morocco, LLC entered into an agreement with a lessee based in Spain for a three-year lease of a B737-800 aircraft. This aircraft, currently leased to a lessee based in Morocco, is scheduled to be returned in May 2002 and be delivered to the Spanish lessee with immediate effect. The aircraft with respect to this lessee represents approximately 2.7% of the aggregate initial appraised value of the Initial Aircraft.

         In March 2002, LIFT VG Brazil, LLC entered into a restructured lease agreement with a Brazilian lessee for a B737-300 and a B737-700 aircraft, which reduces rents starting from September 2001 and extends the leases for 24 months.

The aircraft with respect to this lessee represent approximately 4.2% of the aggregate initial appraised value of the Initial Aircraft.

         In April 2002, LIFT RS Brazil, LLC is expected to enter into a restructured lease agreement with respect to a B737-500 aircraft, currently leased to a Brazilian lessee, to defer a portion of the rent for six months commencing in October 2001 and to extend the lease for fifteen months beyond the current lease expiry. The deferral will be repaid with interest over a 36-month period beginning March 2003. The aircraft with respect to this lessee represents approximately 1.7% of the aggregate initial appraised value of the Initial Aircraft.

         The events discussed above caused a reduction in the LIFT group's revenues by $0.3 million in 2001 and could result in a permanent reduction in the LIFT group's revenues as well. These events and any similar future events may give rise to the possibility that the LIFT group may not be able to pay scheduled interest on certain Note classes on a monthly basis or may not be able to repay in full the principal of certain Note classes by the final maturity dates of those classes. For a description of the impact of assumed increased levels of delinquency on gross revenues and of permanent changes in gross revenues on the expected maturities, weighted average lives and yields of the respective classes of Notes, see pages 93 to 100 of the Registration Statement.

Other Developments.

         During the current financial year there has been a downturn in the world economic climate with a consequential negative impact on the operating conditions in the world aviation industry. On September 11, 2001, the United States was attacked by terrorists who hijacked and crashed four United States commercial aircraft, with significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days. The long-term effect that these terrorist attacks, the fallout since then and the subsequent military action in Afghanistan may have for the aviation industry over the longer term is not yet fully known. The pre-existing economic downturn has been exacerbated by the events of September 11 in the U.S. and the economic and political fallout since then. Subsequent to these events, two significant European carriers (Swissair and Sabena) filed for bankruptcy and major American carriers announced very large financial losses.

         The short-term effects of the events of September 11, together with the downturn in the world economic conditions which was already evident, have included, among other things, a reduction in demand for air travel, leading to a contraction of operations by airlines including grounding of aircraft by airlines, bankruptcy and/or consolidation of airlines, fluctuations in the price of fuel, increased costs due to new security measures adopted by the relevant aviation authorities, and increased insurance premiums required by the insurance markets. In particular, airlines worldwide are currently experiencing difficulties in maintaining war insurance cover in the amounts required under their leases with us and other lessors. While these insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes, in the absence of longer term satisfactory solutions on this matter it may be necessary for certain aircraft to be grounded.

         Such consequences depending on their scope and duration, which the LIFT group cannot predict at this time, are having a material adverse impact on the financial condition of the LIFT group's lessees and their ability to perform under their leases. As a result, a number of the LIFT group's leases were restructured to reduce lease rates and to provide other financial accommodations for lessees. The consequences of the events of September 11, 2001 may also lead to reduced demand for the LIFT group's aircraft, which may impact its ability to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of its aircraft. These effects could cause a reduction in the LIFT group's cash flow, which would adversely affect the LIFT group's ability to make payments on the Notes and to refinance the Notes as planned. Any significant reduction in the appraised values of the LIFT group's portfolio beyond that assumed in the Registration Statement, may require the LIFT group to accelerate the scheduled principal payments on the Class A Notes and may result in delays of scheduled principal payments to other noteholders.

         As a result of the recession, the terrorist attacks of September 11, 2001 and the significant adverse financial impact that these events have had on the airline industry, the rating agencies that rate the Notes have re-evaluated their ratings of securities issued by aircraft lease securitization vehicles. On October 30, 2001, Moody's placed the Class D Notes on review for possible downgrade. On March 18, 2002, Moody's downgraded the Class D Notes from Ba2 to Ba3. On September 27, 2001, Standard & Poor's placed the Class D Notes on credit watch with negative implications. On September 20, 2001, Fitch placed the Class A, B, C and D Notes on rating watch negative, but on December 21, 2001 they removed the Class A, B and C Notes from this placement without any change to the ratings of these classes.

         On December 18, 2001, LIFT completed an exchange offer whereby it issued seven classes of new notes in exchange for the seven corresponding classes of the Initial Notes discussed in "Item 1. Business - Introduction."

         As of December 31, 2001, LIFT had repaid aggregate principal on the Notes of $26.2 million, as compared to an estimate of $25.8 million that, based on revenue and expense assumptions found in pages 93 to 95 of the Registration Statement, was projected to have been repaid by December 31, 2001.

Results of Operations

         LIFT was formed on June 13, 2001 and began significant operations on June 26, 2001. As a result, the financial results during the 2001 Period are not representative of a full year of operations. The LIFT group reported net income of $4.4 million for the 2001 Period, on total revenues of $78.6 million. The LIFT group's revenues consisted of rental income from operating leases, other income representing cash in lieu of rental payments received from the Seller and interest income earned on cash balances.

         Rental income from aircraft subject to operating leases for the 2001 Period was $64.7 million. Other income for the 2001 Period was $12.3 million.

         Interest income during the 2001 Period was $1.6 million. Interest income consists primarily of interest earned on the LIFT group's cash balances, which are invested in short-term highly liquid investments as permitted by the Indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by the LIFT group.

         Interest expense, including interest rate swap expense of $17.2 million, was $48.9 million for the 2001 Period. The weighted average interest rate on the Notes during the 2001 Period was 6.6%. The outstanding balance of the Notes at December 31, 2001 was $1,387.4 million, net of unamortized note discounts of $15.3 million. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation and amortization expense during the 2001 Period was $21.4 million. The depreciation and amortization expense is anticipated to be higher in 2002 since the LIFT group did not own the aircraft throughout all of 2001.

         Administrative and other expenses during the 2001 Period were $4.0 million. These expenses consist primarily of fees paid to service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $2.4 million in the 2001 Period. A significant portion of the fees paid to the servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts, and will vary with rental income of the LIFT group.

Liquidity

         The LIFT group held cash and cash equivalents of $97.5 million and restricted cash of $10.5 million at December 31, 2001. Restricted cash represents security deposits from lessees that are required to be segregated from other funds. The liquidity reserve amount, which is included in cash and cash equivalents, was $83 million at December 31, 2001. The liquidity reserve amount is required under the terms of the Indenture and is intended to serve as a source of liquidity for the LIFT group's maintenance obligations and other contingent costs.

         LIFT has the ability to enter into certain credit facilities; however, as of December 31, 2001, it had not done so.

         The reduction of cash flow due to the lease rate restructurings, discussed in "Recent Developments", following the crisis caused by the terrorist attacks in the United States on September 11, 2001, the concern that the aircraft will continue to be re-leased at reduced rates in the near future, the level of lease payment delinquencies and the related increase in expenses may adversely affect the timing and amounts available to pay to the holders of the Notes.

Cash Flows from Operating Activities

         The LIFT group's cash flows from operating activities depend on many factors, including, but not limited to, the performance of lessees and the LIFT group's ability to re-lease aircraft, the average interest rates of the Notes, the efficiency of its interest rate hedging policies and the ability of interest rate swap providers to perform under the terms of the swap agreements.

         Net cash provided by operating activities for the 2001 Period amounted to $36.6 million, primarily reflecting net income of $4.4 million adjusted by non-cash depreciation and amortization expense of $21.4 million, security and other deposits of $17.0 million, accounts payable and accrued liabilities of $4.4 million and deferred rental and other income of $2.6 million. These were partially offset by restricted cash of $10.5 million and rents receivable of $3.2 million.

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the 2001 Period amounted to $1,311.5 million, which primarily reflects the acquisition of the 39 Initial Aircraft.

         Net cash provided by financing activities for the 2001 Period amounted to $1,372.4 million due to the receipt of proceeds from the issuance of the Initial Notes of $1,412.9 million and the beneficial interest certificates of

$3.0 million, partially offset by $26.2 million of principal repayment on the Notes and $17.2 million of debt issuance costs. The balance of the Notes was $1,387.4 million, including unamortized discount of $15.3 million, at December 31, 2001. Generally, principal and interest is repaid on the Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by the LIFT group on the calculation date. As a result, monthly principal payments on the Notes will vary depending on the LIFT group's revenues and expenses for the month.

         At December 31, 2001, the LIFT group was a party to an interest rate swap agreement, which it entered into on Inception and which became effective on the Closing Date. The net aggregate amounts due to be paid or received by the LIFT group under the agreement are determined monthly and are due on the same day as the payments under the Notes. The net economic effect of the interest rate swap is to hedge the LIFT group's variable interest rate exposure against movements in interest rates over the duration of certain lease terms. Please see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further information about this interest rate swap agreement.

New Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The implementation of this Statement is not expected to have a material effect on the LIFT group's financial position, results of operations or cash flows.


Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

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

         The controlling trustees of LIFT, with the assistance of Credit Suisse First Boston Corporation, are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. Currently, the LIFT group's counterparty is an affiliate of Credit Suisse First Boston Corporation. Future counterparties will consist primarily of the affiliates of major United

States and European financial institutions, including special-purpose derivative
vehicles   that  have   credit   ratings  or  that   provide   collateralization
arrangements, consistent with maintaining the ratings of the Notes.

         LIFT has issued nine classes of Notes. The estimated fair value of these Notes at December 31, 2001 was approximately $ 1,299.1 million. The terms of each class of the Notes, the outstanding principal amount of each class of the Notes at December 31, 2001 and the estimated fair value of each class of the Notes are as follows (dollars in thousands):

                Outstanding                         Expected
                 Principal                           Final             Final        Estimated
Class of Note     Amount       Interest Rate      Payment Date      Maturity Date   Fair Value
-------------     ------       -------------      ------------      -------------   ----------

Class A-1       $  400,000     LIBOR + 0.390%     July 15, 2003    July 15, 2031    $  390,327
Class A-2          260,000     LIBOR + 0.430%     July 15, 2004    July 15, 2031       253,386
Class A-3          401,767     LIBOR + 0.430%    August 15, 2010   July 15, 2016       392,720
Class B-1           58,739     LIBOR + 1.120%     May 15, 2018     July 15, 2031        54,071
Class B-2           81,255             7.124%     May 15, 2018     July 15, 2031        75,862
Class C-1           69,000     LIBOR + 2.120%     May 15, 2018     July 15, 2031        51,750
Class C-2           72,000             8.093%     May 15, 2018     July 15, 2031        54,000
Class D-1           35,000     LIBOR + 2.000%     May 15, 2018     July 15, 2031        15,750
Class D-2           25,000             8.000%     May 15, 2018     July 15, 2031        11,250
                ----------                                                          ----------
                $1,402,761                                                          $1,299,116
                ==========                                                          ==========


         Expected final payment dates relating to the Notes are set forth in the Indenture. They were determined based on the assumptions set forth in pages 93 to 95 of the Registration Statement. The actual final payment date for each class of Notes is likely to occur earlier or later than the expected final payment date as a result of various factors, including the fact that the assumptions regarding revenues, interest, expenses, operating costs, stress case scenarios and aircraft valuations have not corresponded to, and are not likely in the future to correspond to, actual experience.

         The one-month LIBOR rate with respect to the Notes as of December 31, 2001 was 1.90%.

         The LIFT group is a party to a single floating-to-fixed interest rate swap agreement with an affiliate of Credit Suisse First Boston Corporation under which it receives fixed monthly payments based on one-month LIBOR and makes fixed monthly payments based on a fixed rate, each measured against an amortizing notional balance. The following table presents, as of December 31, 2001, the terms and estimated fair value of the LIFT group's swap agreement (dollars in thousands):

               Rate to be       Rate to be
  Notional    paid by the     received by the       Maturity         Estimated
   Amount      LIFT group       LIFT group            Date          Fair Value
   ------      ----------       ----------            ----          ----------
 $1,200,451       5.79%            LIBOR          June 15, 2011    $  (23,541)

         The LIFT group expects to enter into additional swaps, or sell at market values or unwind part or all of its initial swap and any future swaps on a periodic basis, in its efforts to mitigate its exposure to unfavorable changes in interest rates. Any changes in the LIFT group's policy regarding its use of interest rate hedging products will be subject to periodic review by the rating agencies.

         The LIFT group is not exposed to significant foreign exchange risk since rents from the lessees are made in U.S. dollars.

Item 8.       Financial Statements and Supplementary Data















                 Lease Investment Flight Trust and Subsidiaries


                     Financial Statements as of December 31,
             2001 and for the Period from Inception (June 13, 2001)
                              to December 31, 2001
                                together with the
               Report of Independent Certified Public Accountants

                        Report of Independent Accountants



To the Controlling Trustees
Lease Investment Flight Trust

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, beneficial interest holders' deficit and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Lease Investment Flight Trust (the "Trust") and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the period from inception (June 13, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





PricewaterhouseCoopers LLP

New York, New York
March 8, 2002

                 Lease Investment Flight Trust and Subsidiaries
                           Consolidated Balance Sheet
                             (dollars in thousands)

                                                                    December 31,
                                                                        2001
                                                                    ------------

                                     Assets

Cash and cash equivalents                                           $    97,499
Restricted cash                                                          10,468
Rents receivable                                                          3,186
Prepaids                                                                    315
Aircraft, net                                                         1,291,759
Debt issuance cost, net                                                  15,581
                                                                    -----------

          Total assets                                              $ 1,418,808
                                                                    ===========

              Liabilities and Beneficial Interest Holders' Deficit

Accounts payable and accrued liabilities                            $     4,434
Deferred rental and other income                                          2,566
Derivative financial instruments                                         23,541
Security and other deposits                                              16,960
Notes payable:
     Class A-1                                                          400,000
     Class A-2                                                          260,000
     Class A-3                                                          401,767
     Class B-1                                                           58,739
     Class B-2                                                           81,255
     Class C-1                                                           69,000
     Class C-2                                                           72,000
     Class D-1                                                           35,000
     Class D-2                                                           25,000
     Unamortized Class D discounts                                      (15,317)
                                                                    -----------
     Total notes payable, net                                         1,387,444
                                                                    -----------

          Total liabilities                                           1,434,945
                                                                    -----------

Beneficial interest holders' deficit:
     Beneficial interest                                                  7,404
     Accumulated other comprehensive loss                               (23,541)
                                                                    -----------

          Total beneficial interest holders' deficit                    (16,137)
                                                                    -----------

Total liabilities and beneficial interest holders' deficit          $ 1,418,808
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                      Consolidated Statement of Operations
                             (dollars in thousands)


                                                                Period from
                                                                 Inception
                                                              (June 13, 2001)
                                                            to December 31, 2001
                                                            --------------------

Revenues:
   Rental income from operating leases                             $64,693
   Other income                                                     12,300
   Interest income                                                   1,645
                                                                   -------

      Total revenues                                                78,638
                                                                   -------

Expenses:
   Interest                                                         48,908
   Depreciation and amortization                                    21,376
   Administration and other                                          3,950
                                                                   -------

       Total expenses                                               74,234
                                                                   -------

Net Income                                                         $ 4,404
                                                                   =======

   The accompanying notes are an integral part of these financial statements.

                 Lease Investment Flight Trust and Subsidiaries
 Consolidated Statement of Beneficial Interest Holders' Deficit and Comprehensive Loss
       For the Period from Inception (June 13, 2001) to December 31, 2001
                             (dollars in thousands)


                                                  Accumulated                            Total Beneficial
                                              Other Comprehensive   Beneficial Interest     Interest
                                                     Loss             Holders' Equity    Holders' Deficit
                                              -------------------   -------------------  ----------------

Balance at June 13, 2001                          $   --                 $   --             $   --

Beneficial interest holders' contribution             --                    3,000              3,000

Comprehensive income:
   Net income                                         --                    4,404              4,404

   Other comprehensive loss:
   change in fair value of derivative
       financial instruments                       (23,541)                  --              (23,541)
                                                                                            --------

   Total comprehensive loss                                                                  (19,137)
                                                  --------               --------           --------

Balance at December 31, 2001                      $(23,541)              $  7,404           $(16,137)
                                                  ========               ========           ========


   The accompanying notes are an integral part of these financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)

                                                                 Period from
                                                                  Inception
                                                               (June 13, 2001)
                                                            to December 31, 2001
                                                            --------------------

Cash flows from operating activities:
Net income                                                      $     4,404
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     21,376
   Note discount amortization                                           781
   Changes in assets and liabilities:
       Rents receivable                                              (3,186)
       Restricted cash                                              (10,468)
       Prepaids                                                        (315)
       Accounts payable and accrued liabilities                       4,434
       Deferred rental and other income                               2,566
       Security deposits                                             16,960
                                                                -----------

           Net cash provided by operating activities                 36,552
                                                                -----------

Cash flows from investing activities:
   Purchase of aircraft                                          (1,311,502)
                                                                -----------

           Net cash used in investing activities                 (1,311,502)
                                                                -----------

Cash flows from financing activities:
   Contribution of beneficial interest holders                        3,000
   Proceeds from notes payable                                    1,412,902
   Debt issuance costs                                              (17,214)
   Repayment of notes payable                                       (26,239)
                                                                -----------

           Net cash provided by financing activities              1,372,449
                                                                -----------

Net increase in cash and cash equivalents                            97,499

Cash and cash equivalents at beginning of period                       --
                                                                -----------

Cash and cash equivalents at end of period                      $    97,499
                                                                ===========

Supplemental cash flow information:
   Cash paid for interest expense                               $    44,305
                                                                ===========

   The accompanying notes are an integral part of these financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2001


Note 1 - Organization

         Lease Investment Flight Trust ("LIFT") is a special-purpose statutory business trust that was formed on June 13, 2001 under the laws of the State of Delaware. LIFT and its other subsidiaries, all of which were organized prior to June 26, 2001 (collectively the "LIFT group"), are limited to acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft.

         The trust agreement governing LIFT (the "Trust Agreement") provides for four trustees: an Owner Trustee and three Controlling Trustees. The Owner Trustee will maintain the books and records of LIFT. The three Controlling Trustees have the authority to manage the property and affairs of LIFT under the Trust Agreement. One of the Controlling Trustees, the Equity Trustee, was appointed by the beneficial interest holders, while the other two Controlling Trustees are independent of the beneficial interest holders. LIFT does not have any officers or employees and has arranged for GE Capital Aviation Services, Limited ("GECAS"), Phoenix American Financial Services, Inc., Wilmington Trust Company, Bankers Trust Company and Credit Suisse First Boston Corporation to provide aircraft servicing, managerial services, and financial advice.

         On the Closing Date, LIFT Trust-Sub 1 ("LIFT 1") and its subsidiaries acquired the rights to 39 commercial jet aircraft (the "Initial Aircraft") from General Electric Capital Corporation and certain of its affiliates (together the "Seller") from the proceeds of bridge notes issued on the same date. Also on the Closing Date, LIFT completed a securitization transaction in which it received proceeds from a private placement offering of notes (the "Initial Notes") and simultaneously paid for the cash purchase price of LIFT 1 and repaid the bridge notes on behalf of LIFT 1. Automatic LIFT I, LP ("Automatic"), an affiliate of Automatic, LLC, originally held the beneficial interest in LIFT and the beneficial interest in LIFT 1. Automatic LLC, through its operating affiliates, originates, acquires and sells aircraft and services aircraft leases and arranges various forms of financings in the aviation leasing industry. Automatic subsequently sold 50.1% of the beneficial interests of LIFT to four other affiliates of Automatic LLC. As a result, Automatic owns 49.9% of the beneficial interests of LIFT while the other four affiliates of Automatic LLC each own 12.525% of the beneficial interests of LIFT. The LIFT group's obligations, including its debt obligations, are not obligations of, or guaranteed by any lessee, Automatic, the Seller, the trustees and holders of the beneficial interest of LIFT or any other person.

         On December 18, 2001, LIFT completed an exchange offer whereby it issued seven classes of new notes, also designated Class A-1, Class A-2, Class A-3, Class B-1, Class B-2, Class C-1, and Class C-2 (the "Exchange Notes" and, together with the Initial Notes, the "Notes"), in exchange for the seven corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D-1 and Class D-2 Notes were not exchanged and remained unregistered. $10 million of the Class A-2 and $34 million of the Class A-3 Initial Notes were not tendered in the exchange offer and remain outstanding.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Significant estimates are made in the assessment of the collectibility of lease payments, depreciable lives and estimated residual values of leased aircraft.

Cash and Cash Equivalents

         The LIFT group classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.

Aircraft and Operating Leases

         Aircraft are recorded at cost reflecting individual account values established on the basis of appraisals by LIFT 1 and transferred at such cost to LIFT. Aircraft are depreciated on a straight-line basis over the estimated life to its estimated residual value. Generally, aircraft and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated residual value. Certain major additions and modifications to aircraft may be capitalized. The LIFT group's estimates are reviewed periodically to ensure continued appropriateness.

         Revenue under operating leases is recognized as rental income on a straight-line basis over the lease term.

         As of December 31, 2001, all of the Initial Aircraft had been delivered. Pursuant to an asset purchase agreement with the Seller, the LIFT group is entitled to all cash received (and earned) subsequent to June 26, 2001 by the Seller that relate to the aircraft identified for purchase. Accordingly, the LIFT group recorded cash received from the Seller for lease payments for undelivered aircraft as "other income" in its statement of operations. Other cash transferred by the Seller representing security deposits paid by lessees, prior to June 26, 2001, have been recorded by the LIFT group as security deposits.

         Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft is based on independent appraisals of the aircraft and actual or estimates of undiscounted future lease cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

Maintenance Reserves

         Certain leases for the Initial Aircraft require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         The sellers of the aircraft retained their respective reserve accounts with respect to maintenance reserve payments, if any, on the Initial Aircraft. Maintenance obligations will be paid from funds on deposit in the collections account and, to the extent available for those purposes, funds obtained from any cash collateral accounts or under eligible credit facilities that may be established in the future. There is no assurance that cash flows generated from the Initial Aircraft will be sufficient to satisfy maintenance obligations, to pay expenses and to service interest and principal on the Notes.

         The LIFT group had not made any maintenance reimbursements as of December 31, 2001.

Income Taxes

         The operating results of the LIFT group are included in the tax return of the beneficial interest holders of LIFT. The LIFT group is, therefore, not subject to U.S. Federal, State, and local income taxes.

Accounting for Derivatives and Hedging Activities

         In the normal course of business, the LIFT group utilizes derivative financial instruments to manage its exposure to interest rate risk. The LIFT group will utilize one or more interest rate swaps that shift the risk of fluctuations in floating rates to a counterparty in exchange for fixed payments by the LIFT group. All derivatives are recognized on the balance sheet at their fair value. On the date that the LIFT group entered into its derivative contract, it designated the derivative as a hedge of the variability of future cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), to which the LIFT group is party. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

         The LIFT group formally documented all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet. The LIFT group also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the LIFT group discontinues hedge accounting prospectively.

Fair value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, for both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair values of the LIFT group's financial instruments are based on pricing models or formulas using assumptions about future interest rates, interest volatility and other factors.

Risks and Uncertainties

         During the current financial year there has been a downturn in the world economic climate with a consequential negative impact on the operating conditions in the world aviation industry. On September 11, 2001, the United States was attacked by terrorists who hijacked and crashed four United States commercial aircraft, with significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days. The long-term effect that these terrorist attacks, the fallout since then and the subsequent military action in Afghanistan may have for the aviation industry over the longer term is not yet fully known. The pre-existing economic downturn has been exacerbated by the events of September 11 in the U.S. and the economic and political fallout since then. Subsequent to these events, two significant European carriers (Swissair and Sabena) filed for bankruptcy and major American carriers announced very large financial losses.

         The short-term effects of the events of September 11, together with the downturn in the world economic conditions which was already evident, have included, among other things, a reduction in demand for air travel, leading to a contraction of operations by airlines including grounding of aircraft by airlines, bankruptcy and/or consolidation of airlines, fluctuations in the price of fuel, increased costs due to new security measures adopted by the relevant aviation authorities, and increased insurance premiums required by the insurance markets. In particular, airlines worldwide are currently experiencing difficulties in maintaining war insurance cover in the amounts required under their leases with us and other lessors. While these insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes, in the absence of longer term satisfactory solutions on this matter it may be necessary for certain aircraft to be grounded.

         Such consequences depending on their scope and duration, which the LIFT group cannot predict at this time, are having a material adverse impact on the financial condition of the LIFT group's lessees and their ability to perform under their leases. As a result, a number of the LIFT group's leases were restructured to reduce lease rates and to provide other financial accommodations for lessees. The consequences of the events of September 11, 2001 may also lead to reduced demand for the LIFT group's aircraft, which may impact its ability to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of its aircraft. These effects could cause a reduction in the LIFT group's cash flow, which would adversely affect the LIFT group's ability to make payments on the Notes and to refinance the Notes as planned. Any significant reduction in the appraised values of the LIFT group's portfolio beyond that assumed in the Form S-4 Registration Statement of LIFT (Registration No.
333-69864) as amended, relating to the issuance of the Exchange Notes, may require the LIFT group to accelerate the scheduled principal payments on the Class A Notes and may result in delays of scheduled principal payments to other noteholders.

         As a result of the recession, the terrorist attacks of September 11, 2001 and the significant adverse financial impact that these events have had on the airline industry, the rating agencies that rate the Notes have re-evaluated their ratings of securities issued by aircraft lease securitization vehicles. On October 30, 2001, Moody's placed the Class D Notes on review for possible downgrade. On March 18, 2002, Moody's downgraded the Class D Notes from Ba2 to Ba3. On September 27, 2001, Standard & Poor's placed the Class D Notes on credit watch with negative implications. On September 20, 2001, Fitch placed the Class A, B, C and D Notes on rating watch negative, but on December 21, 2001 they removed the Class A, B and C Notes from this placement without any change to the ratings of these classes.


Note 3 - Cash Balances

         The LIFT group maintains various cash accounts as required by the trust indenture dated June 26, 2001 (the "Indenture"), including rental accounts, a collections account, an expense account, and the lessee funded accounts. In addition, the equity owners of LIFT funded a contingent collateral account, which is available, in very limited circumstances to support the Class A Notes.

         All payments (with limited exceptions) under the leases, subsequent to June 26, 2001, are deposited into the rental accounts and subsequently swept to the collection account within one business day of receipt. LIFT maintains a cash reserve balance in the collection account in such amount as is determined monthly in accordance with the Indenture. At December 31, 2001, the cash reserves included in the collection account were $83.0 million. The cash reserves are intended to provide a source of liquidity for the payment of expenses, swap payments and interest on certain classes of Notes. Expenses of the LIFT group are generally paid out of the expense account which is generally funded through transfers from the collections account.

         The lessee-funded accounts are not available for general use. Security deposits and maintenance reserve payments from lessees that are required to be segregated from other funds are deposited into the lessee funded accounts. The balances in the lessee funded accounts at December 31, 2001 were $10.5 million and represented security deposits.

         At December 31, 2001, the balance in a contingent collateral account related to the Class A Notes was $3.0 million.

Note 4 - Aircraft under Operating Leases

         On the Closing Date, LIFT 1 agreed to purchase 39 commercial jet aircraft from the Seller having an aggregate cost of $1,310.5 million pursuant to an asset purchase agreement. At December 31, 2001, all of the Initial Aircraft had been delivered to the LIFT group, as follows:

                                                        December 31, 2001
                                                        -----------------
                                                          (in thousands)

         Aircraft under operating lease                    $ 1,297,763
         Accumulated depreciation                              (19,371)
                                                           -----------
         Aircraft under operating lease, net                 1,278,392
                                                           -----------

         Aircraft off-lease                                     13,739
         Accumulated depreciation                                 (372)
                                                           -----------
         Aircraft off-lease, net                                13,367
                                                           -----------

         Aircraft, net                                     $ 1,291,759
                                                           ===========

         All aircraft are compliant with Stage 3 noise levels set out in the United States Federal Aviation Regulations. An analysis of the various lessee expiration periods of the aircraft under operating leases is as follows at December 31, 2001:

On lease for a further period of:
         More than five years.......................................  7
         From one to five years..................................... 28
         Less than one year.........................................  3
         Off- lease.................................................  1
                                                                     --

         Total aircraft portfolio .................................. 39
                                                                     ==

         As of December 31, 2001, 38 of the LIFT group's 39 aircraft were on lease to 24 different lessees in 17 different countries. At December 31, 2001, one aircraft was off-lease and was scheduled to be released in May 2002.

         At December 31, 2001, future scheduled minimum lease payments to be received under operating leases for the years ended December 31 are as follows (dollars in thousands):

                     2002                        $137,144
                     2003                         120,488
                     2004                         106,629
                     2005                          86,797
                     2006                          67,610
                     Thereafter                   241,780
                                                 --------

                     Total                       $760,448
                                                 ========

         The LIFT group may acquire additional aircraft and related leases from Automatic or the Seller using proceeds from the issuance of additional notes and equity. Any such acquisition of additional aircraft by the LIFT group will be subject to the terms of the Indenture and will require written confirmation from the rating agencies rating the Notes that they will not lower, qualify or withdraw their ratings on the Notes as a result of such issuance.


Note 5 - Notes Payable

         On the Closing Date, LIFT completed a private placement offering of $1,429.0 million of securitized notes on a basis exempt from registration under the Securities Act of 1933, as amended. LIFT utilized the proceeds from such Initial Notes as payment for the acquisition of LIFT 1 from Automatic and repayment of the bridge note that LIFT 1 issued to acquire the Initial Aircraft.

         On December 18, 2001, LIFT completed an exchange offer whereby it issued seven classes of new notes, also designated Class A-1, Class A-2, Class A-3, Class B-1, Class B-2, Class C-1, and Class C-2, in exchange for the seven corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D-1 and Class D-2 Notes were not exchanged and remained unregistered. $10 million of the Class A-2 and $34 million of the Class A-3 Initial Notes were not tendered in the exchange offer and remain outstanding.

         Underwriting and other debt issuance costs of $17.2 million which were incurred in connection with the offering of the Initial Notes are being amortized using the effective interest method over the expected life of the Initial Notes, which is estimated to be 17 years.

         The repayment terms of each class of Notes are such that certain principal amounts are expected to be repaid on dates which are based on certain operating assumptions (the "Expected Final Payment Dates") or refinanced through the issuance of new notes, but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Dates"). The interest rates, Expected Final Payment Dates, Final Maturity Dates and estimated fair values applicable to each class of the Notes at December 31, 2001 are listed as follows (dollars in thousands):

                 Outstanding                           Expected
                  Principal                              Final             Final          Estimated
Class of Note      Amount         Interest Rates     Payment Dates     Maturity Dates    Fair Values
-------------      ------         --------------     -------------     --------------    -----------
 Class A-1        $  400,000     LIBOR + 0.390%      July 15, 2003     July 15, 2031      $  390,327
 Class A-2           260,000     LIBOR + 0.430%      July 15, 2004     July 15, 2031         253,386
 Class A-3           401,767     LIBOR + 0.430%     August 15, 2010    July 15, 2016         392,720
 Class B-1            58,739     LIBOR + 1.120%      May 15, 2018      July 15, 2031          54,071
 Class B-2            81,255             7.124%      May 15, 2018      July 15, 2031          75,862
 Class C-1            69,000     LIBOR + 2.120%      May 15, 2018      July 15, 2031          51,750
 Class C-2            72,000             8.093%      May 15, 2018      July 15, 2031          54,000
 Class D-1            35,000     LIBOR + 2.000%      May 15, 2018      July 15, 2031          15,750
 Class D-2            25,000             8.000%      May 15, 2018      July 15, 2031          11,250
                  ----------                                                              ----------
                  $1,402,761                                                              $1,299,116
                  ==========                                                              ==========

     The 30-day LIBOR rate with respect to the Notes as of December 31, 2001 was 1.90%.

         If the Class A-1 or Class A-2 Notes are not repaid on or before their respective Expected Final Payment Dates, such class of Notes will accrue interest thereafter at the stated interest rate plus 0.50% per annum.

         The LIFT group has the right to make an optional redemption of any Notes. Should the LIFT group choose to exercise an early redemption of any of the Notes, it may be required to pay a redemption premium as required by the Indenture.

         The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from the LIFT group's portfolio of aircraft, the LIFT group's ability to refinance any or all of the Notes and the amount of operating costs incurred in the ordinary course of business. Amounts received by the LIFT group and available for distribution are paid in accordance with the priorities specified in the Indenture.


Note 6 - Derivative Financial Instruments

Interest Rate Swap

         Interest incurred by the LIFT group on the Notes and the yield from rental income received by the LIFT group under operating leases are based on combinations of variable and fixed measures of interest rates. The LIFT group is exposed to interest rate risk to the extent that the mix of variable and fixed interest obligations under the Notes do not correlate to the mix of variable and fixed yields from rental income under leases. The LIFT group has engaged advisors to monitor interest rates in order to mitigate its exposure to unfavorable variations. The LIFT group will utilize one or more interest rate swaps that shift the risk of fluctuations in floating rates to a counterparty in exchange for fixed payments by the LIFT group. Risks in the use of these instruments arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in derivative values and interest rates. Counterparty risk will be monitored on an ongoing basis and the counterparties will be subject to the prior approval of the controlling trustees. The counterparties will consist primarily of the affiliates of major United States and European financial institutions and special-purpose derivative vehicles that will have credit ratings, or will provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

         At December 31, 2001, the LIFT group was a party to an interest rate swap agreement which it entered into on June 13, 2001 and which became effective on the Closing Date. Under the agreement, the LIFT group pays a fixed rate of interest to the counterparty based on an amortizing notional amount and, in turn, the counterparty pays the LIFT group a rate of interest based on the same amortizing notional amount based on LIBOR as set out below (dollars in thousands):

              Rate to be      Rate to be
 Notional    paid by the    received by the      Maturity           Estimated
  Amount      LIFT group      LIFT group           Date            Fair Value
  ------      ----------      ----------           ----            ----------
$1,200,451       5.79%           LIBOR         June 15, 2011      $   (23,541)

         On December 31, 2001, the fair value of the interest rate swap was a liability of approximately $23.5 million. At December 31, 2001, the LIFT group estimated that $23.5 million will be transferred from other comprehensive income to interest expense for the year ending December 31, 2002.

Note 7 - Commitments and Contingencies

         In accordance with the terms of a servicing agreement (the "Servicing Agreement"), GECAS is performing certain aircraft related services with respect to the LIFT group's aircraft portfolio. Such activities include the collection of rents and other amounts due from lessees, the monitoring of maintenance, insurance and other obligations under the aircraft leases, the enforcement of rights against the lessees, the remarketing of aircraft for re-lease or sale and the performance of other specified aircraft-related services. In accordance with the Servicing Agreement, fees payable to GECAS by LIFT include base fees and fees calculated as a percentage of lease rentals received, in addition to certain incentive-based fees.

         The Servicing Agreement expires on the later of (i) the payment in full of all amounts due on the Notes and other similar obligations and all amounts due to the holders of beneficial interests in LIFT and (ii) the date on which LIFT and its subsidiaries cease to own any aircraft. Each party has the right to terminate the Servicing Agreement under specified circumstances.

         Additionally, LIFT has arranged for Phoenix American Financial Services, Inc., Wilmington Trust Company, Bankers Trust Company and Credit Suisse First Boston Corporation to provide managerial services and financial advice. The aggregate annual fee for these services is estimated to be $0.8 million.


Note 8 - Concentration of Credit Risk

         Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising the LIFT group's customer base and the different geographic areas in which they operate. At December 31, 2001, the LIFT group had leased aircraft to 24 lessees in 17 countries. Also, at December 31, 2001, eighteen of the aircraft were being leased to lessees domiciled in certain emerging markets, including those located in Africa, Eastern Europe, the Middle East, Latin America and Asia. The exposure of the LIFT group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining deposits from lessees and certain cash reserves.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Controlling and Independent Trustees.

         The Trust Agreement governing LIFT provides for four trustees. One of the four trustees of LIFT is Wilmington Trust Company, which is acting as the statutory trustee and the owner trustee. The remaining three trustees are the "controlling trustees" and have the authority to manage the property and affairs of LIFT under the Trust Agreement. All of the controlling trustees are independent from General Electric Capital Corporation. One of the controlling trustees, called the "equity trustee", is appointed by the holders of LIFT's beneficial interest, while the two other controlling trustees, called the "independent controlling trustees" are independent of those holders. The holders of the beneficial interest of LIFT may remove and replace the equity trustee, and each independent controlling trustee may be replaced by the other independent controlling trustee.

         The Trust Agreement requires that any decision relating to insolvency proceedings, merger or other reorganization of LIFT must be approved by a unanimous vote of the controlling trustees. Any sale of any aircraft, decisions requiring LIFT's approval under the Servicing Agreement or the agreement with the administrative agent and the reduction of any required level of reserves must be approved by the equity trustee and at least one of the independent controlling trustees. The controlling trustees approving aircraft sales on other than pre-approved terms must also confirm to the indenture trustee, prior to the sale, that the sale will not materially and adversely affect the holders of the Notes. The acquisition of additional aircraft by LIFT and the terms of any related financing need only be approved by the equity trustee.

         The controlling trustees and their respective ages and principal activities are as follows:

    Name                             Age        Title
    ----                             ---        -----
    Joseph E. Francht, Jr.           51         Independent Controlling Trustee
    Jonathan M. Schofield            61         Independent Controlling Trustee
    David H. Treitel                 47         Equity Trustee

         Joseph E. Francht, Jr. - Since 1998, Mr. Francht has been a private investor and consultant. He was Senior Vice President and Treasurer at Northwest Airlines from 1990-1998, where he was responsible for, among other things, all capital markets transactions, aircraft financing activities and fleet planning and analysis. He has also served as chairman of Northwest's Pension Investment Committee and was on the Board of Directors of Champion Air, Inc. and Northwest Aerospace Training Corporation. Prior to that, from 1972-1990, Mr. Francht was employed as a corporate lending officer at Chase Manhattan Bank, now JP Morgan Chase, and later, at Banque Paribas, now BNP Paribas, in several senior lending positions, including Senior Vice President-Leveraged Capital Group.

         Jonathan M. Schofield -- Mr. Schofield served as the Chairman and Chief Executive Officer of Airbus Industrie of North America, Inc., a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, from December 1992 to

February 2000. He continued to serve as Chairman from February 2000 until his retirement on March 31, 2001. Prior to his career at Airbus, Mr. Schofield served as President of United Technologies International, a wholly-owned subsidiary of United Technologies Corporation, a diversified manufacturer of industrial products, from 1989 to 1992. Mr. Schofield serves on the Board of Directors of Aviall Inc., Dallas, TX, BE aerospace, Wellington, FL; FlightTime Corporation, Waltham, MA; and SS&C Technologies, Windsor, CT.

         David H. Treitel - Since 1996, Mr. Treitel has been the Chairman and Chief Executive Officer of Simat, Helliesen & Eichner, Inc., a leading aviation consulting firm based in New York City. Mr. Treitel has been with SH&E since 1977, and he served as the firm's President from 1993 to September 1998 and its Executive Vice President from 1989 until 1993. Mr. Treitel also serves as a director of Midwest Express Holdings, Inc. and a controlling trustee of Aircraft Finance Trust, another aircraft securitization vehicle.

         As is common with many other special purpose companies, neither LIFT nor any of its subsidiaries will have any officers or other employees, except, in the case of a subsidiary, as may be required by applicable law. The LIFT group has arranged for GECAS, Phoenix American Financial Services, Inc., Wilmington Trust Company and Credit Suisse First Boston Corporation to provide aircraft servicing, managerial services and financial advice.

The Servicer

         The servicer and the LIFT group have entered into a Servicing Agreement dated as of June 26, 2001. The Servicing Agreement sets forth the various duties of GECAS as the servicer with respect to the management and administration of the aircraft and the leases, the aircraft marketing activities to be performed by the servicer and the aircraft management-related obligations of the servicer in connection with offers and sales by the LIFT group of refinancing or additional notes.

         The servicer has agreed to provide its services in accordance with the express terms of the Servicing Agreement. The terms of the Servicing Agreement provide that the servicer will act in accordance with laws applicable to it, with directions given by the administrative agent on behalf of the LIFT group, with specified standards of care and with specified standards regarding conflicts of interest. The duties and obligations of the servicer are limited to those expressly set forth in the Servicing Agreement, and the servicer has not undertaken any fiduciary or other implied duties or obligations to the LIFT group, the holders of the Notes or any other person.

         The servicer has agreed to perform the services required by the Servicing Agreement with reasonable care and diligence at all times and, if a conflict of interest arises as to an aircraft of the LIFT group and other aircraft managed by GECAS, in good faith. In addition, to the extent that either two or more particular aircraft of the LIFT group or an aircraft of the LIFT group and other aircraft managed by GECAS have substantially similar objectively identifiable characteristics that are relevant for purposes of the particular services to be performed, the servicer has agreed not to discriminate among those aircraft of the LIFT group or between any aircraft of the LIFT group and any other managed aircraft on an unreasonable basis.

         If the servicer in good faith determines that circumstances as to a particular aircraft or lease require an arm's-length negotiation between the servicer or any of its affiliates and the LIFT group and the servicer believes it would not be appropriate for the servicer to act on behalf of the LIFT group, the servicer has agreed to notify the LIFT group promptly and to withdraw from acting as the servicer with respect to the matter and the LIFT group has agreed to appoint an independent representative to act on its behalf. The servicer is entitled to act on its own or its affiliates' behalf in those negotiations.

         Neither the LIFT group nor the servicer may assign its rights and obligations under the Servicing Agreement without the other's prior consent. The servicer may, however, delegate some, but not all, of its duties to some of its affiliates.

         Aircraft services. The main categories of aircraft services being provided by the servicer under the Servicing Agreement are:

         (1)  lease marketing and remarketing, lease negotiation and execution;

         (2) collecting rental payments and other amounts due under leases, aircraft maintenance, insurance monitoring and procurement, lease compliance and enforcement and accepting delivery and redelivery of aircraft;

         (3)  sales services and aircraft acquisition;

         (4)  monitoring   aircraft   maintenance  and  providing   records  and
              information about the aircraft;

         (5) using commercially reasonable efforts to keep the LIFT group in compliance with terms of the Indenture that directly relate to the operation of the aircraft;

         (6) limited assistance in connection with the public or private offerings of any notes, such as providing information relating to the servicer and its affiliates for inclusion in any offering document or prospectus, participating in marketing activities solely with respect to the aircraft and providing underwriters, rating agencies and other advisors with the reasonable opportunity to conduct due diligence with respect to the servicer as it relates to the aircraft;

         (7) legal and other professional services with respect to the lease, sale or financing of the aircraft, any amendment or modification of any lease, the enforcement of the rights of the LIFT group under any lease, any disputes that arise as to any aircraft or for any other purpose that the servicer reasonably determines is necessary in connection with the performance of its services; and

         (8) periodic reporting of operational information relating to the aircraft.

         Operating guidelines. Under the Servicing Agreement, the servicer is entitled to exercise such authority as is necessary to give it a practicable and working autonomy in performing its services. The Servicing Agreement provides that the servicer will give the LIFT group and its agents access to records related to the aircraft under specified circumstances to enable the LIFT group to monitor the performance by the servicer and not commingle any funds of the LIFT group with its own funds. The LIFT group, acting through the administrative agent or directly, has established monitoring and control procedures that it expects will enable it to properly manage its and its subsidiaries' business and assets.

         The Servicing Agreement requires all transactions entered into by the servicer on behalf of the LIFT group other than intercompany transactions to be at arm's length and on market terms unless otherwise agreed or directed by the administrative agent on the LIFT group's behalf. Transactions or matters on behalf of the LIFT group that require the specific approval of the LIFT group include:

         (1) sales of or agreements to sell aircraft, other than as required by a lease or the purchase agreement for the 39 Initial Aircraft;

         (2) entering into any new leases if the lease does not comply with any applicable operating covenants set forth under the Indenture or if the lease grants a purchase option in favor of the lessee and renewing or extending existing leases, other than as a result of the exercise of an extension option;

         (3) terminating any lease or leases to any single lessee for aircraft then having an aggregate depreciated net book value in excess of $75 million unless a substantially similar replacement or substitute lease is put into place;

         (4) unless provided for in the applicable budget, entering into any contract for the modification or maintenance of aircraft where the costs to be incurred by the LIFT group will exceed the greater of the estimated aggregate cost of a heavy maintenance check for similar aircraft and total refurbishment of the related engines and available maintenance reserves or other collateral under the related lease or if those costs would be outside the ordinary course of the business of the LIFT group;

         (5) issuing any guarantee on behalf of, or otherwise pledging the credit of, the LIFT group, other than with respect to trade payables in the ordinary course of business and other than guarantees by LIFT of the obligations of its subsidiaries;

         (6) entering into, amending or granting a waiver with respect to, any transaction between the LIFT group and General Electric Capital Corporation or any of its affiliates not contemplated in the Servicing Agreement;

         (7) incurring any actual or contingent liability, unless contemplated in the applicable budget pursuant to a transaction of a type for which the LIFT group's specific approval is otherwise required, incurred in the ordinary course of the business of the LIFT group or incurred in entering into a lease or performing any obligations under a lease; and

         (8) entering into any order or commitment to acquire, or acquiring, aircraft or aircraft engines unless provided for in a lease, the order or commitment to acquire a replacement engine has been provided for in the applicable budget or the servicer determines that the purchase or exchange of an engine is necessary or appropriate.

         Budgets. The Servicing Agreement calls for the administrative agent to adopt each year a single lease operating budget for all aircraft owned by the LIFT group and a single budget for the aircraft expenses related to all aircraft.

         Servicing fees and their payment priority. The Servicing Agreement provides that the LIFT group will pay to the servicer a base fee of $150,000 per month, which increases if additional aircraft are acquired by the LIFT group, and a rent fee equal to 1% of the aggregate amount of basic rent due for all or any part of a month for any aircraft of the LIFT group and 1% of the aggregate basic rent actually paid for the month. The servicer also will receive a disposition fee equal to 1% of the gross proceeds of the sale of any aircraft of the LIFT group. The servicer also will be reimbursed for aircraft maintenance costs and insurance, outside legal and professional advisory fees and other out of pocket expenses incurred in connection with its performance. The aggregate reimbursement expenses may be significant. The LIFT group has also agreed to indemnify the servicer as described under "Risk Factors -- Because the LIFT group's contract limits its remedies against the servicer for poor performance, the LIFT group may at some point bear costs that will reduce its available revenues." The subsidiaries of LIFT have guaranteed the obligations of LIFT to the servicer.

         The above fees and expense reimbursements are payable monthly in arrears on the payment dates for the Notes. The payment of those fees and expenses has a payment priority that is higher than that of all payments on the Notes.

         The servicer is also entitled to additional fees (the "Additional Servicing Fees") consisting of an additional sales fee for each sale of an aircraft, an additional disposition fee for each sale of an aircraft and an additional rent-related fee based on basic rent actually paid. Additional Servicing Fees are payable only after all amounts on the Notes have been paid in full.

         In addition, the servicer will be entitled to fees for aircraft management services under the servicing agreement in connection with the offer and sale by the LIFT group of refinancing and additional notes and any resales of notes by any person who has any right to cause the LIFT group to assist in the resale.

         Term and termination. The term of the Servicing Agreement expires on the later of (i) the date on which all amounts due on the Notes and other similar obligations and all amounts due to the holders of the beneficial interest in LIFT are paid in full and (ii) the date on which the LIFT group ceases to hold any aircraft. Each party also has the right to terminate the Servicing Agreement under specified circumstances.

         The servicer has the right to terminate the Servicing Agreement if, among other things, the LIFT group defaults in its payment and other obligations under the Servicing Agreement and related documents, any material representation or warranty made by LIFT or any of its subsidiaries is false or misleading in a manner material to the servicer, LIFT or any of its subsidiaries become subject to bankruptcy or other insolvency proceedings, neither LIFT nor any of its subsidiaries holds any aircraft or the Indenture or any guaranty in favor of the servicer ceases to be in effect.

         The servicer may resign under the Servicing Agreement with respect to all aircraft, or at its election, any affected aircraft if it reasonably determines that directions given, or services required, would, if carried out be unlawful under applicable law, be in violation of any corporate policy regarding business practices or legal, ethical or social matters, be likely to lead to an investigation by any governmental authority of the servicer or its affiliates, expose the servicer to liabilities for which, in the servicer's good faith opinion, adequate bond or indemnity has not been provided or place the servicer in a conflict of interest with respect to which, in the servicer's good faith opinion, the servicer could not continue to perform its obligations under the Servicing Agreement. Whether or not it resigns, the servicer is not required to take any action of the foregoing kind. The servicer may also resign in the event it becomes subject to unindemnified taxes.

         The LIFT group has the right to terminate the Servicing Agreement upon payment in full of the Notes and other similar obligations. The LIFT group also has the right to terminate the Servicing Agreement if, among other things, the servicer ceases to be at least 75% owned directly or indirectly by General
Electric Capital Corporation or its ultimate parent, General Electric Corporation, the servicer breaches its obligations under the Servicing Agreement in a manner that is material to the LIFT group as a whole, the servicer, General Electric Capital Corporation or General Electric Company becomes subject to bankruptcy or insolvency proceedings, there are insufficient funds for the payment on any Class A Note for a period of 60 days or at least 10 aircraft remain off-lease but available for re-lease for a period of at least 90 days following specified events set forth in the Indenture.

         The LIFT group may remove the servicer for any affected aircraft if the servicer has reasonably determined that directions given, or services required, would, if carried out, place the servicer in a conflict of interest with respect to which, in the servicer's good faith opinion, the servicer could not continue to perform its obligations under the Servicing Agreement.

         The servicer may not resign or be removed under the Servicing Agreement and the Servicing Agreement may not be terminated, except as described above and unless a replacement servicer has been appointed and the LIFT group has obtained a confirmation from the rating agencies rating the Notes that they will not lower, qualify or withdraw any rating as a result. If a replacement servicer has not been appointed within 90 days after notice of any termination, resignation or removal, the servicer may petition any court jurisdiction to appoint a replacement servicer. The servicer may terminate the Servicing Agreement, whether or not a replacement servicer has been appointed, if the LIFT group fails, after the applicable cure periods, to pay amounts due to the servicer.

Corporate Management

         Corporate management services for the LIFT group will be provided by the administrative agent, Phoenix American Financial Services, Inc., the financial advisor and capital markets advisor, Credit Suisse First Boston Corporation, and the owner trustee, Wilmington Trust Company.

Administrative Agent

         Phoenix American Financial Services, Inc. will act as the initial administrative agent of the LIFT group. The administrative agent has agreed to provide administrative, accounting and other services that include:

         (1) monitoring the performance of the servicer and reporting its conclusions to the controlling trustees of LIFT;

         (2) acting as a liaison with various rating agencies to assess the impact of management decisions on the ratings of the Notes and coordinating responses to rating agency questions;

         (3) maintaining accounting ledgers and providing draft accounts on a quarterly and annual basis;

         (4)  preparing annual budgets for the LIFT group's approval;

         (5) authorizing the payment of expenses and determining the amount of expense accruals;

         (6) coordinating any amendments to the agreements of the LIFT group, with the approval of the LIFT group;

         (7) supervising outside counsel and other professional advisers and coordinating legal and other professional advice other than with respect to any service or matter that is the responsibility of the servicer or any additional servicer;

         (8) preparing and coordinating press releases and reports to investors and to the SEC, and managing investor relations;

         (9) preparing or arranging for the preparation of and filing all required tax returns; and

         (10) overseeing the general operation of any liquidity facility and advising the LIFT group as to the appropriate reserve levels for the Notes.

         In addition to its services on behalf of the LIFT group, the administrative agent has agreed to act as the agent for the trustee and the security trustee in managing the accounts in which the funds and investments of the LIFT group will be held in the name of the security trustee and related matters. The LIFT group is not entitled to direct the administrative agent as to these matters. Phoenix American Financial Services, Inc.'s duties for the trustee and the security trustee include:

         (1) establishing and maintaining the accounts held in the name of the security trustee and any other accounts;

         (2) directing withdrawals and transfers from those accounts under the Indenture;

         (3)  calculating   certain  monthly   payments  and  making  all  other
              calculations required under that Indenture;

         (4)  providing  reports  and  other  information   required  under  the
              Indenture;

         (5) providing the trustee with information required by it to provide its reports to the holders of the Notes; and

         (6) subject to specified limitations and at the written direction of the controlling trustees, directing the investment of the funds in those accounts in investments permitted by the Indenture.

         The administrative agent is entitled to a fee of $624,000 per year for the first five years of the term and $660,000 per year for the remainder of the term, plus an additional amount for any additional aircraft acquired in the future, payable monthly in arrears in equal installments. The administrative agent is entitled to be indemnified by the LIFT group against any loss or liability incurred by the administrative agent in connection with its services to the LIFT group or as the agent for the trustee and the security trustee, other than through its own deceit, fraud, gross negligence or willful misconduct or that of its officers, directors, agents and employees.

Capital Markets Advisor and Financial Advisor

         Credit Suisse First Boston Corporation will act as the initial capital markets advisor. The capital markets advisor is responsible for providing the LIFT group with investment banking advice in connection with the issuance of additional notes, financial advice to assist the LIFT group in evaluating interest rate risk and other analytical advice. The LIFT group may remove the capital markets advisor at any time on 90 days' written notice. Credit Suisse First Boston Corporation will act as the initial financial advisor. The financial advisor is responsible for assisting the LIFT group in developing models for the purposes of analyzing the financial impact of aircraft lease, sale and capital investment decisions. The agreement with the financial advisor may be terminated by either the LIFT group or the financial advisor on 30 days' written notice.

Owner Trustee

         Wilmington Trust will act as the initial owner trustee of LIFT. The owner trustee will maintain the books and records, including minute books and records and trust certificate records, of LIFT. It will make available telephone, facsimile and post office box facilities and will maintain LIFT's principal place of business in Delaware.


Item 11.      Executive Compensation

         All trustees will be compensated for travel and other expenses incurred by them in the performance of their duties. The independent controlling trustees and the equity trustee receive a salary of $60,000 per annum for their services in such capacity, as well as additional compensation in the event the LIFT group acquires additional aircraft. The aggregate annual compensation for each independent controlling trustee may not exceed $100,000 per annum. In addition, Mr. Francht and Mr. Treitel also receive $10,000 and $5,000 per annum, respectively, for their services as either managers or directors of subsidiaries of LIFT.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

a) Security ownership of certain beneficial owners.

                                      Name and Address of
Title of Class                         Beneficial Owner                       Percent of Class
--------------                         ----------------                       ----------------

Beneficial Interest Certificate    Automatic LIFT I, LP                             49.9%
                                   101 Convention Center Dr., Suite 850
                                   Las Vegas, NV 89109

Beneficial Interest Certificate    Automatic LIFT II, LP                           12.525%
                                   101 Convention Center Dr., Suite 850
                                   Las Vegas, NV 89109

Beneficial Interest Certificate    Automatic LIFT III, LP                          12.525%
                                   101 Convention Center Dr., Suite 850
                                   Las Vegas, NV 89109




Beneficial Interest Certificate    Automatic LIFT IV, LP                           12.525%
                                   101 Convention Center Dr., Suite 850
                                   Las Vegas, NV 89109


Beneficial Interest Certificate    Automatic LIFT V, LP                            12.525%
                                   101 Convention Center Dr., Suite 850
                                   Las Vegas, NV 89109



Item 13.      Certain Relationships and Related Transactions

         None

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.       Financial Statements.

         The following are included in Part II of this report:
                                                                            Page
                                                                            ----

            Report of Independent Certified Public Accountants...............40
            Consolidated Balance Sheet.......................................41
            Consolidated Statement of Operations.............................42
            Consolidated Statement of Changes in Beneficial Interest
                Holders' Deficit and Comprehensive Loss......................43
            Consolidated Statement of Cash Flows.............................44
            Notes to Consolidated Financial Statements.......................45


b.       Current Reports on Form 8-K.

         During the quarterly period ended December 31, 2001, the LIFT group filed reports on Form 8-K dated November 15, 2001 and December 17, 2001. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

c.       Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
Number
------

3.1 Amended and Restated Trust Agreement of Lease Investment Flight Trust dated as of June 26, 2001.*

4.1 Indenture dated as of June 26, 2001 between Lease Investment Flight Trust, Phoenix American Financial Services, Inc., LIFT Trust-Sub 1 and Bankers Trust Company.*

4.2      Form of Global Note (included in Exhibit 4.1).*

4.3 Registration Rights Agreement dated as of June 26, 2001 between Lease Investment Flight Trust and Credit Suisse First Boston Corporation.*

10.1 Asset Purchase Agreement dated as of June 26, 2001 among General Electric Capital Corporation, the Sellers listed on Annex A thereto and LIFT Trust-Sub 1.*

10.2 Security Trust Agreement dated as of June 26, 2001 between Lease Investment Flight Trust, Bankers Trust Company, LIFT Trust-Sub 1 and the other parties referred to therein.*

10.3 Servicing Agreement dated as of June 26, 2001 among GE Capital Aviation Services, Limited and Lease Investment Flight Trust.*

10.4 Administrative Agency Agreement dated as of June 26, 2001 between Bankers Trust Company, Lease Investment Flight Trust, Phoenix American Financial Services, Inc. and the issuer subsidiaries identified therein.*

10.5 Reference Agency Agreement dated as of June 26, 2001 between Bankers Trust Company, Lease Investment Flight Trust and Phoenix American Financial Services, Inc.*

10.6     Master Swap  Agreement  and Schedule  dated as of June 26, 2001 between
         Lease   Investment   Flight  Trust  and  Credit   Suisse  First  Boston
         International.*

10.7 Beneficial Interest Purchase Agreement dated as of June 26, 2001 between Lease Investment Flight Trust and Automatic LIFT I, LP.*

21.      Subsidiaries of Lease Investment Flight Trust.*

23.1     Consent of Aircraft Information Services, Inc.**

23.2     Consent of BK Associates, Inc.**

23.3     Consent of Morton, Beyer & Agnew.**

99.1     Appraisal of Aircraft Information Services, Inc.*

99.2     Appraisal of BK Associates, Inc.*

99.3     Appraisal of Morton, Beyer & Agnew.*

* Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-69864) previously filed with the Securities and Exchange Commission on September 21, 2001.

**       Filed herewith.


d.       Financial Statement Schedules.

         All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEASE INVESTMENT FLIGHT TRUST
                                             by Wilmington Trust Company,
                                             not in its individual capacity but
                                             solely as the Owner Trustee


      March 27, 2002                         By:     /S/DAVID VANASKEY, JR.
      --------------                                 ----------------------
           Date                              Name:   David Vanaskey, Jr.
                                             Title:  Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                          TITLE                            DATE
---------                          -----                            ----


/S/JOSEPH E. FRANCHT, JR.    Independent Controlling Trustee     March 27, 2002
-------------------------                                        --------------
Joseph E. Francht, Jr.


/S/JONATHAN M. SCHOFIELD     Independent Controlling Trustee     March 27, 2002
------------------------                                         --------------
Jonathan M. Schofield


/S/DAVID H. TREITEL          Equity Trustee and Controlling      March 27, 2002
-------------------          Trustee                             --------------
David H. Treitel


/S/DAVID VANASKEY, JR.       Owner Trustee                       March 27, 2002
----------------------                                           --------------
Wilmington Trust Company,
not in its individual
capacity but solely as
the Owner Trustee