Form 10-Q
period 2002-03-31
LEASE INVESTMENT FLIGHT TRUST
filed 2002-05-08
CIK 1158389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               __________________

                                    FORM 10-Q
                               __________________



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                      This document consists of 17 pages.

                          Lease Investment Flight Trust

            FORM 10-Q - For the Quarterly Period Ended March 31, 2002




                                      INDEX



Part I.       Financial Information                                         Page

    Item 1.      Financial Statements

         a)  Consolidated Balance Sheets - March 31, 2002 and
             December 31, 2001................................................3

         b)  Consolidated Statement of Operations - Three Months Ended
             March 31, 2002...................................................4

         c)  Consolidated Statement of Changes in Beneficial
             Interest Holders' Deficit and Comprehensive Loss -
             Three Months Ended March 31, 2002................................5

         d)  Consolidated Statement of Cash Flows - Three Months Ended
             March 31, 2002...................................................6

         e)  Notes to Consolidated Financial Statements.......................7

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................9

    Item 3.      Quantitative and Qualitative Disclosures about
                 Market Risk.................................................13


Part II.      Other Information

    Item 5.      Other Information...........................................15

    Item 6.      Exhibits and Reports on Form 8-K............................15

    Signatures   ............................................................16

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                 Lease Investment Flight Trust and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------   ------------
                                                       (unaudited)
                                     Assets

Cash and cash equivalents                             $    98,640   $    97,499
Restricted cash                                            11,155        10,468
Rents receivable                                            2,627         3,186
Prepaids                                                      161           315
Aircraft, net                                           1,280,511     1,291,759
Debt issuance cost, net and other deferred
  charges                                                  20,560        18,358
                                                      -----------   -----------

          Total assets                                $ 1,413,654   $ 1,421,585
                                                      ===========   ===========

              Liabilities and Beneficial Interest Holders' Deficit

Accounts payable and accrued liabilities              $     5,107   $     4,434
Deferred rental income                                      5,165         5,343
Derivative financial instruments                           13,317        23,541
Security and other deposits                                20,783        16,960
Notes payable:
     Class A-1                                            400,000       400,000
     Class A-2                                            260,000       260,000
     Class A-3                                            392,002       401,767
     Class B-1                                             58,201        58,739
     Class B-2                                             80,512        81,255
     Class C-1                                             69,000        69,000
     Class C-2                                             72,000        72,000
     Class D-1                                             35,000        35,000
     Class D-2                                             25,000        25,000
     Unamortized Class D discounts                        (14,939)      (15,317)
                                                      -----------   -----------
     Total notes payable, net                           1,376,776     1,387,444
                                                      -----------   -----------

          Total liabilities                             1,421,148     1,437,722
                                                      -----------   -----------

Beneficial interest holders' equity:
     Beneficial interest                                    5,823         7,404
     Accumulated other comprehensive loss                 (13,317)      (23,541)
                                                      -----------   -----------

          Total beneficial interest holders' deficit       (7,494)      (16,137)
                                                      -----------   -----------

Total liabilities and beneficial interest
  holders' deficit                                    $ 1,413,654   $ 1,421,585
                                                      ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                      Consolidated Statement of Operations
                                   (unaudited)
                             (dollars in thousands)




                                                                   Three Months
                                                                       Ended
                                                                  March 31, 2002
                                                                  --------------
Revenues:
   Rental income from operating leases                               $ 35,782
   Interest income                                                        481
                                                                     --------

      Total revenues                                                   36,263
                                                                     --------

Expenses:
   Interest                                                            23,005
   Depreciation and amortization                                       12,042
   Operating                                                            1,268
   Administration and other                                             1,529
                                                                     --------

      Total expenses                                                   37,844
                                                                     --------

Net Loss                                                             $ (1,581)
                                                                     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
            Consolidated Statement of Changes in Beneficial Interest
                    Holders' Deficit and Comprehensive Loss
                                   (unaudited)
                             (dollars in thousands)


                                               Accumulated                            Total Beneficial
                                           Other Comprehensive  Beneficial Interest       Interest
                                              Income (Loss)       Holders' Equity     Holders' Deficit
                                              -------------       ---------------     ----------------

Balance at December 31, 2001                    $(23,541)             $  7,404           $(16,137)

Comprehensive income:
     Net loss                                       --                  (1,581)            (1,581)

     Other comprehensive income
     changes in fair value of derivative
     financial instruments                        10,224                  --               10,224
                                                                                         --------

     Total comprehensive income                                                             8,643
                                                --------              --------           --------

Balance at March 31, 2002                       $(13,317)             $  5,823           $ (7,494)
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

                 Lease Investment Flight Trust and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                             (dollars in thousands)


                                                                   Three Months
                                                                       Ended
                                                                  March 31, 2002
                                                                  --------------

Cash flows from operating activities:
Net loss                                                             $ (1,581)
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                     12,042
     Note discount amortization                                           378
Changes in assets and liabilities:
     Rents receivable                                                     559
     Restricted cash                                                     (687)
     Prepaids                                                             154
     Deferred charges                                                  (2,996)
     Accounts payable and accrued liabilities                             673
     Deferred rental income                                              (178)
     Security and other deposits                                        3,823
                                                                     --------

          Net cash provided by operating activities                    12,187
                                                                     --------

Cash flows from financing activities:
     Repayment of notes payable                                       (11,046)
                                                                     --------

          Net cash used in financing activities                       (11,046)
                                                                     --------

Net increase in cash and cash equivalents                               1,141

Cash and cash equivalents at beginning of period                       97,499
                                                                     --------

Cash and cash equivalents at end of period                           $ 98,640
                                                                     ========

Supplemental cash flow information:
     Cash paid for interest expense                                  $ 22,230
                                                                     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2002


Note 1 - Organization

         Lease Investment Flight Trust ("LIFT") is a special-purpose statutory business trust that was formed on June 13, 2001 under the laws of the State of Delaware. On June 26, 2001 (the "Closing Date"), LIFT acquired one direct subsidiary, LIFT Trust Sub-1 ("LIFT 1"), a Delaware business trust, from Automatic LIFT I, LP ("Automatic"), its beneficial owner. LIFT 1 has various domestic and foreign subsidiaries that own or lease aircraft. The authorized business of LIFT and its subsidiaries, all of which were organized prior to the Closing Date (collectively, the "LIFT group"), is limited to acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft.

         On the Closing Date, LIFT 1 and its subsidiaries entered into an agreement to acquire 39 commercial jet aircraft (the "Initial Aircraft") from General Electric Capital Corporation and certain of its affiliates (together, the "Seller") from the proceeds of bridge notes issued on the same date (the "Bridge Notes"). Also on the Closing Date, LIFT completed a securitization transaction in which it received proceeds from a private placement offering of notes (the "Initial Notes") and simultaneously paid for the cash purchase price of LIFT 1 and repaid the Bridge Notes on behalf of LIFT 1.

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


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for complete financial statements. In the opinion of the controlling trustees, based upon the advice of LIFT's administrative agent, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

         These interim unaudited consolidated financial statements should be read in conjunction with the LIFT group's consolidated financial statements and accompanying notes included in LIFT's Annual Report on Form 10-K (Registration

No. 333-69864) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002 (the "Annual Report").

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the controlling trustees, based upon the advice of LIFT's administrative agent, believe that the estimates and related assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Significant estimates are made in the assessment of the collectibility of receivables, depreciable lives and estimated residual values of leased aircraft.

Risks and Uncertainties

         The controlling trustees are not aware of any trend or uncertainty that is reasonably likely to have a material effect on the LIFT group's financial condition or results of operations other than risks and uncertainties disclosed in the Annual Report.

Reclassifications

         Certain reclassifications have been made to prior year data to conform with the current year.


Note 3 - Derivative Financial Instruments

Interest Rate Swap Agreements

         At March 31, 2002, LIFT was a party to an interest rate swap agreement which it entered into on June 13, 2001 and which became effective on the Closing Date. Under the agreement, LIFT pays a fixed rate of interest to the counterparty based on an amortizing notional amount and, in turn, the counterparty pays LIFT a rate of interest based on the same amortizing notional amount based on LIBOR as set out below (dollars in thousands):

               Rate to be        Rate to be
 Notional        paid by         received by         Maturity          Estimated
  Amount          LIFT              LIFT               Date           Fair Value
  ------          ----              ----               ----           ----------
$1,190,410        5.79%             LIBOR          June 15, 2011     $  (13,317)

         On March 31, 2002, the fair value of the interest rate swap was a liability of approximately $13.3 million compared to a liability of approximately $23.5 million on December 31, 2001, an increase in fair value of the derivative of $10.2 million.

         The one-month LIBOR with respect to the interest rate swap as of March 31, 2002 was 1.90%.

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

         LIFT and its subsidiaries are special-purpose entities, a number of which own aircraft subject to operating leases. The LIFT group's business consists of aircraft leasing activities. The LIFT group may also engage in acquisitions of additional aircraft and sales of aircraft. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies rating the Notes that they will not lower, qualify or withdraw their ratings on the outstanding Notes as a result. The LIFT group's cash flows from its leasing activities will be used to service the interest and principal on the outstanding Notes and to distribute any remaining amounts to the holders of the beneficial interest certificates, after the payment of expenses incurred by the LIFT group.

         The LIFT group's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes and any additional notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. The LIFT group's ability to service the outstanding Notes and any additional notes will also depend on the level of the LIFT group's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The Indenture, dated June 26, 2001, under which the Notes were issued (the "Indenture") requires that LIFT maintain a cash reserve balance on deposit in a collections account and permits LIFT to establish a credit facility in order to provide a source of liquidity for its obligations.

         LIFT, may, under certain circumstances, issue additional notes to acquire additional aircraft.

         References in this Form 10-Q to the initial appraised value of the Initial Aircraft mean the average of the three appraisals of the Initial Aircraft as of December 31, 2000. For a further discussion of the appraisals, see page 22 of the Annual Report.

Recent Developments

The Aircraft and Lessees

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

         In January 2002, LIFT RS Brazil, LLC issued a notice of default to a Brazilian lessee with respect to a B737-500 aircraft after this lessee failed to make payments to LIFT RS Brazil, LLC. LIFT RS Brazil, LLC is expected to enter into a restructured lease agreement in May 2002 as discussed below. The aircraft with respect to this lessee represents approximately 1.7% of the aggregate initial appraised value of the Initial Aircraft.

         In February 2002, LIFT Ireland Leasing Limited signed contracts with a lessee based in Singapore for two-year leases of two MD-82 aircraft. One aircraft is currently off-lease and is expected to be delivered in May 2002. The other aircraft was delivered in March 2002 upon return from the previous lessee based in Tunisia, who had extended the lease of the aircraft to meet the lease return conditions. These aircraft represent approximately 2.5% of the aggregate initial appraised value of the Initial Aircraft.

         In February 2002, LIFT Portugal, LLC signed an early termination agreement, in exchange for an early termination fee, with a lessee based in Portugal with respect to a B737-300 aircraft. This early termination fee, which is to be paid by this lessee in twelve equal monthly installments commencing April 2002, will be recognized as other income. The aircraft was returned in March 2002 and was delivered to a British lessee for a five-year lease in March 2002. This aircraft represents approximately 2.0% of the aggregate initial appraised value of the Initial Aircraft.

         In February 2002, LIFT Morocco, LLC entered into an agreement with a lessee based in Spain for a three-year lease of a B737-800 aircraft. This aircraft was delivered in April 2002 upon its early return from the previous lessee based in Morocco. The aircraft with respect to this lessee represents approximately 2.7% of the aggregate initial appraised value of the Initial Aircraft.

         In March 2002, LIFT VG Brazil, LLC entered into a restructured lease agreement with a Brazilian lessee for a B737-300 and a B737-700 aircraft, which reduces rents starting from September 2001 and extends the leases for 24 months. The aircraft with respect to this lessee represent approximately 4.2% of the aggregate initial appraised value of the Initial Aircraft.

         In April 2002, MD82 Aircraft Leasing I Corporation signed a letter of intent with a lessee based in China for a three-year extension with respect to an MD-82 aircraft. This aircraft represents approximately 1.2% of the aggregate initial appraised value of the Initial Aircraft.

         In April 2002, MD82 Aircraft Leasing II Corporation signed a letter of intent with a lessee based in China for a three-year extension with respect to an MD-82 aircraft. This aircraft represents approximately 1.2% of the aggregate initial appraised value of the Initial Aircraft.

         In April 2002, MD82 Aircraft Leasing III Corporation signed a letter of intent with a lessee based in China for a three-year extension with respect to an MD-82 aircraft. This aircraft represents approximately 1.2% of the aggregate initial appraised value of the Initial Aircraft.

         In May 2002, LIFT RS Brazil, LLC is expected to enter into a restructured lease agreement with respect to a B737-500 aircraft, currently leased to a Brazilian lessee, to defer a portion of the rent for six months commencing in October 2001 and to extend the lease for fifteen months beyond the current lease expiry. The deferral will be repaid with interest over a 36-month period beginning March 2003. The aircraft with respect to this lessee represents approximately 1.7% of the aggregate initial appraised value of the Initial Aircraft.

         The lease restructuring events discussed above and in pages 31 to 33 of the Annual Report caused a reduction of $1.2 million in the LIFT group's revenues for the three months ended March 31, 2002 (the "Quarter") and could result in a permanent reduction in the LIFT group's revenues as well. These events and any similar future events may give rise to the possibility that the LIFT group may not be able to pay scheduled interest on certain Note classes on a monthly basis or may not be able to repay in full the principal of certain Note classes by the final maturity dates of those classes. For a description of the impact of assumed increased levels of delinquency on gross revenues and of permanent changes in gross revenues on the expected maturities, weighted average lives and yields of the respective classes of Notes, see pages 93 to 100 of the Form S-4 Registration Statement of LIFT (Registration No. 333-69864), as amended, relating to the issuance of the Exchange Notes (the "Registration Statement").

Other Developments

         As a result of the recession, the terrorist attacks of September 11, 2001 and the significant adverse financial impact that these attacks have had on the airline industry, the rating agencies that rate the Notes have re-evaluated their ratings of securities issued by aircraft lease securitization vehicles. On October 30, 2001, Moody's placed the Class D Notes on review for possible downgrade. On March 18, 2002, Moody's downgraded the Class D Notes from Ba2 to Ba3. On September 27, 2001, Standard & Poor's placed the Class D Notes on credit watch with negative implications. On September 20, 2001, Fitch placed the Class A, B, C and D Notes on rating watch negative, but on December 21, 2001 they removed the Class A, B and C Notes from this placement without any change to the ratings of these classes.

         As of March 31, 2002, LIFT had repaid $37.3 million of principal on the Notes, as compared to an estimate of $36.8 million that, based on revenue and expense assumptions found in pages 93 to 95 of the Registration Statement, was projected to have been repaid by March 31, 2002.

Results of Operations

         The LIFT group reported net loss of $1.6 million during the Quarter on total revenues of $36.3 million. The net loss was primarily caused by the reduction in revenue due to the recent lease restructuring events, discussed above under "Recent Developments - The Aircraft and Lessees". The LIFT group's revenues consisted of rental income from operating leases and interest income earned on cash balances.

         Interest income was $0.5 million for the Quarter. The LIFT group's cash balances are invested in short-term highly liquid investments as permitted by the Indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by the LIFT group.

         Interest expense, including interest rate swap expense of $11.8 million, was $23.0 million for the Quarter. Interest expense is paid on LIFT's outstanding Notes. The weighted average interest rate on the Notes for the Quarter was 6.5%. The outstanding balance of the Notes at March 31, 2002 was $1,376.8 million, net of unamortized note discounts of $14.9 million. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation and amortization expense was $12.0 million for the Quarter.

         Operating expense was $1.3 million for the Quarter. Operating expense consists primarily of aircraft maintenance expense and lease-related costs. Most of the LIFT group's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Under the provisions for many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses were $1.5 million for the Quarter. These expenses consist primarily of fees paid to service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.1 million for the Quarter. A significant portion of the fees paid to the servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts and will vary with rental income of the LIFT group.

Liquidity

         The LIFT group held cash and cash equivalents of $98.6 million, and restricted cash of $11.2 million, at March 31, 2002. The liquidity reserve amount, which is included in cash and cash equivalents, was $83.0 million at March 31, 2002. The liquidity reserve amount is required under the terms of the Indenture and is intended to serve as a source of liquidity for the LIFT group's swap and interest payments, maintenance obligations and other contingent costs.

         The Class A contingent collateral amount of $3.0 million, funded by the initial beneficial interest holders on the Closing Date, will be returned with interest to the initial beneficial interest holders under the terms found in pages 123 and 124 of the Registration Statement. In very limited circumstances the Class A contingent collateral amount will be available to support the Class A Notes.

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

         Net cash provided by operating activities for the Quarter amounted to $12.2 million, primarily reflecting non-cash depreciation and amortization expense of $12.0 million, security and other deposits of $3.8 million, and accounts payable and accrued liabilities of $0.7 million. These were partially offset by a net loss of $1.6 million, deferred charges of $3.0 million and restricted cash of $0.7 million.

Cash Flows from Financing Activities

         Net cash used for financing activities for the Quarter amounted to $11.0 million, which reflects principal repayment on the Notes. As a result, the balance of the Notes was $1,376.8 million, including unamortized discount of $14.9 million, at March 31, 2002. Generally, principal and interest is repaid on the Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by the LIFT group on the calculation date. As a result, monthly principal payments on the Notes will vary depending on the LIFT group's revenues and expenses for the month.

         At March 31, 2002, LIFT was a party to an interest rate swap agreement which it entered into on June 13, 2001 and which became effective on the Closing Date. The net aggregate amounts due to be paid or received by LIFT under the agreement are determined monthly and are due on the same day as the payments under the Notes. The net economic effect of the interest rate swap is to hedge

LIFT's variable interest rate exposure against movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about this interest rate swap agreement.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

         Interest incurred by LIFT on the Notes and the rental income received by the LIFT group under operating leases are based on combinations of variable and fixed measures of interest rates. The LIFT group is exposed to interest rate risk to the extent that the mix of variable and fixed interest obligations under the Notes do not correlate to the mix of variable and fixed rents under operating leases. The LIFT group has engaged advisors to monitor interest rates in order to mitigate its exposure to unfavorable variations. LIFT utilizes interest rate swaps that shift the risk of fluctuations in floating rates to the counterparty in exchange for fixed payments by LIFT. Risks in the use of these instruments arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates.

         The controlling trustees of LIFT, with the assistance of Credit Suisse First Boston Corporation, are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. Currently, LIFT's counterparty is an affiliate of Credit Suisse First Boston Corporation. Future counterparties may consist primarily of the affiliates of major United States and European financial institutions, including special-purpose derivative vehicles, that have credit ratings or that provide collateralization arrangements consistent with maintaining the ratings of the Notes.

         LIFT has issued nine classes of Notes. The estimated fair value of the Notes at March 31, 2002 was approximately $1,273.6 million. The terms of each class of the Notes, the outstanding principal amount at March 31, 2002 and the estimated fair value of each class of the Notes are as follows (dollars in thousands):

                Outstanding                      Expected
                 Principal                         Final              Final           Estimated
 Class of Note    Amount      Interest Rate    Payment Date       Maturity Date       Fair Value
 -------------    ------      -------------    ------------       -------------       ----------

 Class A-1     $  400,000     LIBOR + 0.390%     July 15, 2003     July 15, 2031    $  388,000
 Class A-2        260,000     LIBOR + 0.430%     July 15, 2004     July 15, 2031       252,200
 Class A-3        392,002     LIBOR + 0.430%    August 15, 2010    July 15, 2016       381,222
 Class B-1         58,201     LIBOR + 1.120%     May 15, 2018      July 15, 2031        49,471
 Class B-2         80,512             7.124%     May 15, 2018      July 15, 2031        72,461
 Class C-1         69,000     LIBOR + 2.120%     May 15, 2018      July 15, 2031        55,200
 Class C-2         72,000             8.093%     May 15, 2018      July 15, 2031        54,000
 Class D-1         35,000     LIBOR + 2.000%     May 15, 2018      July 15, 2031        12,250
 Class D-2         25,000             8.000%     May 15, 2018      July 15, 2031         8,750
               ----------                                                           ----------
               $1,391,715                                                           $1,273,554
               ==========                                                           ==========

         At March 31, 2002, LIFT was a party to a single floating-to-fixed interest rate swap with an affiliate of Credit Suisse First Boston Corporation under which LIFT receives monthly payments based on one-month LIBOR and makes monthly payments based on a fixed rate, each measured against an amortizing notional balance. The following table presents, as of March 31, 2002, the terms and estimated fair value of LIFT's swap agreement (dollars in thousands):

               Rate to be     Rate to be
 Notional       paid by       received by        Maturity           Estimated
  Amount          LIFT           LIFT              Date            Fair Value
  ------          ----           ----              ----            ----------
$1,190,410        5.79%          LIBOR         June 15, 2011       $ (13,317)

         LIFT expects to enter into additional swaps, or sell at market values or unwind part or all of its initial swap and any future swaps on a periodic basis, in its efforts to mitigate its exposure to unfavorable changes in interest rates. Any changes in LIFT's policy regarding its use of interest rate hedging products will be subject to periodic review by the rating agencies.

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



Item 6.       Exhibits and Reports on Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        99.1     Other information - Important risk factors.

b.      Reports on Form 8-K

        During the quarterly period ended March 31, 2002, the LIFT group filed reports on Form 8-K dated January 15, 2002, February 15, 2002 and March 15, 2002. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


                                              LEASE INVESTMENT FLIGHT TRUST
                                              by Wilmington Trust Company,
                                              not in its individual capacity but
                                              solely as the Owner Trustee


         May 7, 2002                          By:    /S/DAVID VANASKEY, JR.
         -----------                                 ----------------------
           Date                               Name:  David Vanaskey, Jr.
                                              Title: Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                              TITLE                            DATE
---------                              -----                            ----


/S/JOSEPH E. FRANCHT, JR.        Independent Controlling Trustee     May 7, 2002
-------------------------                                            -----------
Joseph E. Francht, Jr.


/S/JONATHAN M. SCHOFIELD         Independent Controlling Trustee     May 7, 2002
------------------------                                             -----------
Jonathan M. Schofield


/S/DAVID H. TREITEL              Equity Trustee and Controlling      May 7, 2002
-------------------              Trustee                             -----------
David H. Treitel


/S/DAVID VANASKEY, JR.           Owner Trustee                       May 7, 2002
----------------------                                               -----------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee

Exhibit 99.1

Important Risk Factors

         For a description of important factors that could cause actual results to differ materially from the results reflected in the forward-looking statements contained in this Form 10-Q, see pages 6 to 17 of the Annual Report on Form 10-K (Commission File No. 333-69864) filed with the Securities and Exchange Commission on March 28, 2002, which is hereby incorporated by reference.