Form 10-Q
period 2002-06-30
LEASE INVESTMENT FLIGHT TRUST
filed 2002-08-14
CIK 1158389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               __________________

                                    FORM 10-Q
                               __________________



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      This document consists of 22 pages.

                          Lease Investment Flight Trust

            FORM 10-Q - For the Quarterly Period Ended June 30, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - June 30, 2002 and
                  December 31, 2001............................................3

              b)  Consolidated Statements of Operations - Three Months
                  and Six Months Ended June 30, 2002 and Period from
                  Inception (June 13, 2001) to June 30, 2001...................4

              c)  Consolidated Statement of Changes in Beneficial
                  Interest Holders' Deficit and Comprehensive Loss -
                  Six Months Ended June 30, 2002 and Year
                  Ended December 31, 2001......................................5

              d)  Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 2002 and Period from Inception
                  (June 13, 2001) to June 30, 2001.............................6

              e)  Notes to Consolidated Financial Statements...................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........10

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk.............................................17


Part II.      Other Information

         Item 5.      Other Information.......................................20

         Item 6.      Exhibits and Reports on Form 8-K........................20

         Signatures   ........................................................21

                          Part I. Financial Information
                          -----------------------------

Item 1.           Financial Statements

                 Lease Investment Flight Trust and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                       June 30,    December 31,
                                                         2002          2001
                                                      -----------  ------------
                                                      (unaudited)
                                     Assets

Cash and cash equivalents                             $   102,213   $    97,499
Restricted cash                                            10,905        10,468
Rents receivable and other assets                           2,925         3,501
Aircraft, net                                           1,269,263     1,291,759
Debt issuance cost, net                                    14,018        15,581
Deferred charges                                            4,889         2,777
                                                      -----------   -----------

          Total assets                                $ 1,404,213   $ 1,421,585
                                                      ===========   ===========

              Liabilities and Beneficial Interest Holders' Deficit

Accounts payable and accrued liabilities              $     6,541   $     4,434
Deferred rental income                                      5,424         5,343
Derivative financial instruments                           63,740        23,541
Security and other deposits                                24,008        16,960
Notes payable:
     Class A-1                                            400,000       400,000
     Class A-2                                            260,000       260,000
     Class A-3                                            382,397       401,767
     Class B-1                                             57,763        58,739
     Class B-2                                             79,905        81,255
     Class C-1                                             69,000        69,000
     Class C-2                                             72,000        72,000
     Class D-1                                             35,000        35,000
     Class D-2                                             25,000        25,000
     Unamortized Class D discounts                        (14,562)      (15,317)
                                                      -----------   -----------
     Total notes payable, net                           1,366,503     1,387,444
                                                      -----------   -----------

          Total liabilities                             1,466,216     1,437,722
                                                      -----------   -----------

Beneficial interest holders' deficit:
     Beneficial interest                                    1,737         7,404
     Accumulated other comprehensive loss                 (63,740)      (23,541)
                                                      -----------   -----------

          Total beneficial interest holders' deficit      (62,003)      (16,137)
                                                      -----------   -----------

Total liabilities and beneficial interest holders'
  deficit                                             $ 1,404,213   $ 1,421,585
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                             (dollars in thousands)

                                                                   Period from
                                  Three Months    Six Months        Inception
                                     Ended          Ended        (June 13, 2001)
                                  June 30, 2002  June 30, 2002  to June 30, 2001
                                  -------------  -------------  ----------------
Revenues:
   Rental income from operating
     leases                         $ 34,406       $ 70,188         $  1,517
   Other income                        1,518          1,518              570
   Interest income                       491            972               46
                                    --------       --------         --------

      Total revenues                  36,415         72,678            2,133
                                    --------       --------         --------

Expenses:
   Interest                           23,040         46,045            1,310
   Depreciation and amortization      12,017         24,059              507
   Operating                           3,709          4,977                5
   Administration and other            1,735          3,264              498
                                    --------       --------         --------

      Total expenses                  40,501         78,345            2,320
                                    --------       --------         --------

Net Loss                            $ (4,086)      $ (5,667)        $   (187)
                                    ========       ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
       Consolidated Statements of Changes in Beneficial Interest Holders'
                         Deficit and Comprehensive Loss
                                   (unaudited)
                             (dollars in thousands)


                                Accumulated
                                   Other         Beneficial     Total Beneficial
                               Comprehensive      Interest          Interest
                               Income (Loss)   Holders' Equity  Holders' Deficit
                               -------------   ---------------  ----------------

Balance at December 31, 2001     $(23,541)        $  7,404         $(16,137)

Comprehensive income:

   Net Loss                          --             (5,667)          (5,667)

   Other Comprehensive Loss:
   changes in fair value of
   derivative financial
   instruments                    (40,199)             --           (40,199)
                                                                   --------

   Total comprehensive loss       (45,866)
                                 --------         --------         --------

Balance at June 30, 2002         $(63,740)        $  1,737         $(62,003)
                                 ========         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                   Period from
                                                  Six Months        Inception
                                                     Ended       (June 13, 2001)
                                                 June 30, 2002  to June 30, 2001
                                                 -------------  ----------------
                                                  (unaudited)
Cash Flows from Operating Activities:
Net loss                                         $    (5,667)     $      (187)
Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                    24,059              507
     Note discount amortization                          755               20
Changes in assets and liabilities:
     Rents receivable and other assets                   576           (1,392)
     Restricted cash                                    (437)         (10,093)
     Deferred charges                                 (2,112)            --
     Accounts payable and accrued liabilities          2,107            2,429
     Deferred rental income                               81            6,149
     Security and other deposits                       7,048           10,095
                                                 -----------      -----------

         Net cash provided by operating
           activities                                 26,410            7,528
                                                 -----------      -----------

Cash Flows from Investing Activities:
     Purchase of aircraft                               --           (954,209)
     Deposit for aircraft purchases                     --           (356,925)
                                                 -----------      -----------

         Net cash used in investing
           activities                                   --         (1,311,134)
                                                 -----------      -----------

Cash Flows from Financing Activities:
     Contribution of beneficial interest
       holders                                          --              3,000
     Proceeds from notes payable                        --          1,412,902
     Debt issuance costs                                --            (17,214)
     Repayment of notes payable                      (21,696)            --
                                                 -----------      -----------

         Net cash (used in) provided by
           financing activities                      (21,696)       1,398,688
                                                 -----------      -----------

Net Increase in Cash and Cash Equivalents              4,714           95,082

Cash and Cash Equivalents at Beginning of
  Period                                              97,499             --
                                                 -----------      -----------

Cash and Cash Equivalents at End of Period       $   102,213      $    95,082
                                                 ===========      ===========


Supplemental Cash Flow Information:
     Cash paid for interest expense              $    45,560      $      --
                                                 ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Lease Investment Flight Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2002


Note 1 - Organization

         Lease Investment Flight Trust ("LIFT") is a special-purpose statutory business trust that was formed on June 13, 2001 ("Inception") under the laws of the State of Delaware. On June 26, 2001 (the "Closing Date"), LIFT acquired one direct subsidiary, LIFT Trust Sub-1 ("LIFT 1"), a Delaware business trust, from Automatic LIFT I, LP ("Automatic LIFT I"), its beneficial owner. LIFT 1 has various domestic and foreign subsidiaries that own or lease aircraft. The authorized business of LIFT and its subsidiaries, all of which were organized prior to the Closing Date (collectively, the "LIFT group"), is limited to acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft.

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

Risks and Uncertainties

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Any additional terrorist attacks, the anti-terrorist activity in Afghanistan and throughout the world, any further military or economic responses by the United States, including any changes to the United States aircraft industry by way of law, regulation or otherwise, may increase airline costs or cause declines in air travel demand. In addition to the September 11, 2001 events, the decline in the United States and the worldwide economy has adversely affected both the LIFT group and its lessees. Revenues and expenses of the LIFT group's lessees are also likely to be affected by the lessees' ability to operate in the current competitive environment and worsening economic conditions. These and other factors have led to increased bankruptcies and consolidations of airlines. Higher costs (including increased costs for security measures, insurance and fuel) are expected to adversely impact their financial position.

         Uncertainty with respect to the short to medium term future prospects of the aircraft industry following the current general world economic downturn, which was exacerbated by the terrorist attacks of September 11, 2001 has affected the ability of the LIFT group's lessees to comply with the terms of their leases, causing restructuring of lease agreements. Such restructurings have included reduced rental rates, deferred payments or early returns of aircraft. The recent restructurings of the LIFT group's leases caused a reduction of $2.8 million in the LIFT group's revenues for the six months ended June 30, 2002 (the "2002 Period"), and could result in a permanent reduction in the LIFT group's revenues as well. For a further discussion of the lease restructurings, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The events discussed above have also contributed to an excess of aircraft in the market place, which has resulted in a significant number of aircraft being parked. These excess aircraft impact the market by causing decreases in the market value of the aircraft, a more competitive leasing market, reductions in lease rates, increased storage costs and increased downtime. These events have impaired the ability of the LIFT group to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. In addition, market values of some aircraft types have declined significantly following the terrorist attacks of September 11, 2001, and it is possible that the market values of certain aircraft types may never recover. These factors have had and will likely continue to have an adverse effect on the cash flow generated from the LIFT group's aircraft. Such reductions in cash flows will have a negative impact on the amount and timing of payments that will be made by the LIFT group on the Notes. There can be no assurances as to if and when the aircraft leasing market, and subsequently cash flows to the LIFT group, will improve.

Reclassifications

         Certain reclassifications have been made to prior year data to conform with the current year.


Note 3 - Derivative Financial Instruments

Interest Rate Swap Agreements

         At June 30, 2002, LIFT was a party to an interest rate swap agreement which it entered into on June 13, 2001 and which became effective on the Closing Date. Under the agreement, LIFT pays a fixed rate of interest to the counterparty based on an amortizing notional amount and, in turn, the counterparty pays LIFT a rate of interest based on the same amortizing notional amount based on LIBOR as set out below (dollars in thousands):

               Rate to be       Rate to be
 Notional        paid by        received by        Maturity           Estimated
  Amount          LIFT             LIFT              Date            Fair Value
  ------      -----------      -------------      -----------        ----------
$1,179,551        5.79%            LIBOR         June 15, 2011      $  (63,740)

         On June 30,  2002,  the  fair  value of the  interest  rate  swap was a liability of approximately $63.7 million compared to a liability of approximately $23.5 million on December 31, 2001, a decrease in fair value of the derivative of $40.2 million.

         The one-month LIBOR with respect to the interest rate swap as of June 30, 2002 was 1.84%.


Note 4 - Subsequent Event

         Automatic LIFT I, an affiliate of Automatic LLC, owns 49.9% of the beneficial interests of LIFT and four affiliates of Automatic LIFT I (together with Automatic LIFT I, the "Automatic LIFT LPs") each own 12.525% of the beneficial interests of LIFT. Prior to July 31, 2002, 99.9% of the limited partnership interests of each of the Automatic LIFT LPs was owned by Automatic Aircraft, LP, an affiliate of Automatic LLC ("Automatic Aircraft"). On July 31, 2002, Automatic Aircraft reorganized its ownership of the Automatic LIFT LPs by organizing Flight Lift LLC, a Delaware limited liability company ("Flight Lift"), and contributing to Flight Lift the percentage of limited partnership interests of the Automatic LIFT LPs indicated below:

                    Automatic LIFT I, LP      99.9%
                    Automatic LIFT II, LP     49.9998%
                    Automatic LIFT III, LP    49.9998%
                    Automatic LIFT IV, LP     49.9998%
                    Automatic LIFT V, LP      49.9998%

         Flight Lift is managed and controlled by Automatic Aircraft. In exchange for a contribution of cash and treasury securities, Flight Lift issued to an institutional investor a preferred membership interest in Flight Lift resulting in such institutional investor holding an indirect 60% economic interest in LIFT. This institutional investor has no rights to affect the management or control of LIFT. Following such transaction, the Automatic LIFT LPs continue to hold and control, collectively, 100% of the beneficial interests of LIFT.


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

         The LIFT group's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes and any additional notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. The LIFT group's ability to service the outstanding Notes and any additional notes will also depend on the level of the LIFT group's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen liabilities. The timing and amount of maintenance related expenditures can fluctuate significantly from period to period, which may affect the cash availability to service the outstanding Notes. The Indenture, dated June 26, 2001, under which the Notes were issued (the "Indenture") requires that LIFT maintain a cash reserve balance on deposit in its collections account and permits LIFT to establish a credit facility in order to provide a source of liquidity for its obligations.

         LIFT, may, under certain circumstances, issue additional notes to acquire additional aircraft.

         References in this Form 10-Q to the aggregate appraised value at April 30, 2002 mean the average of the three base value appraisals of the Initial Aircraft as of April 30, 2002. For a further discussion of the appraisals, see "Recent Developments - Other Developments."

Recent Developments

The Aircraft and Lessees

         In January 2002, LIFT Arizona, LLC entered into a restructuring agreement with a lessee based in the United States with respect to a B737-300 aircraft. This agreement reduces the rent for the remaining lease term commencing in December 2001. The aircraft with respect to this lessee represents approximately 1.2% of the aggregate appraised value at April 30, 2002.

         In January 2002, LIFT RS Brazil, LLC issued a notice of default to a Brazilian lessee with respect to a B737-500 aircraft after this lessee failed to make payments to LIFT RS Brazil, LLC. In July 2002, LIFT RS Brazil, LLC entered into a restructured lease agreement with this lessee, to defer a portion of the rent for six months commencing with October 2001 and to extend the lease for fifteen months beyond the current lease expiration. The deferral will be repaid with interest over a 36-month period beginning March 2003. The aircraft with respect to this lessee represents approximately 1.8% of the aggregate appraised value at April 30, 2002.

         In February 2002, LIFT Portugal, LLC signed an early termination agreement, in exchange for an early termination fee, with a lessee based in Portugal with respect to a B737-300 aircraft. This early termination fee, which is to be paid by this lessee in twelve equal monthly installments commencing April 2002, was recognized as other income. The aircraft was returned in March 2002 and subsequently delivered to a British lessee on a five-year lease. This aircraft represents approximately 2.0% of the aggregate appraised value at April 30, 2002.

         In February 2002, LIFT Morocco, LLC entered into an agreement with a lessee based in Spain for a three-year lease of a B737-800 aircraft. This aircraft was delivered in April 2002 upon its early return from the previous lessee based in Morocco. The aircraft with respect to this lessee represents approximately 2.9% of the aggregate appraised value at April 30, 2002.

         In March 2002, LIFT VG Brazil, LLC entered into a restructured lease agreement with a Brazilian lessee for a B737-300 and a B737-700 aircraft, which reduced rent starting from September 2001 and extended the leases for 24 months. The aircraft with respect to this lessee represent approximately 4.3% of the aggregate appraised value at April 30, 2002.

         In March 2002, an MD-82 aircraft owned by MD 82 Aircraft Owner G Limited was delivered to a lessee based in Singapore on a two-year lease following redelivery from the previous lessee based in Tunisia. This lessee based in Singapore signed another contract with MD 82 Aircraft Owner F Limited for a two-year lease of an MD-82 aircraft. In May 2002, the lessee terminated both lease agreements and the leases were simultaneously novated to a lessee based in Indonesia. This current Indonesian lessee previously subleased one of these aircraft from the original lessee based in Singapore. This second aircraft was previously off-lease and was delivered in June 2002. The two aircraft with respect to this Indonesian lessee represent approximately 2.3% of the aggregate appraised value at April 30, 2002.

         In April 2002, MD82 Aircraft Leasing I Corporation signed a letter of intent with a lessee based in China for a three-year extension with respect to an MD-82 aircraft. This aircraft represents approximately 1.1% of the aggregate appraised value at April 30, 2002.

         In April 2002, MD82 Aircraft Leasing II Corporation signed a letter of intent with a lessee based in China for a three-year extension with respect to an MD-82 aircraft. This aircraft represents approximately 1.0% of the aggregate appraised value at April 30, 2002.

         In April 2002, MD82 Aircraft Leasing III Corporation signed a letter of intent with a lessee based in China for a three-year extension with respect to an MD-82 aircraft. This aircraft represents approximately 1.1% of the aggregate appraised value at April 30, 2002.

         In May 2002, a British lessee exercised its early termination option under the lease agreement entered into with LIFT A2K UK, LLC, with respect to a B767-300ER aircraft. The lease will now end in May 2003. The aircraft with respect to this lessee represents approximately 5.9% of the aggregate appraised value at April 30, 2002.

         In June 2002, LIFT VG Brazil, LLC repossessed both of its aircraft, a B737-300 and a B737-700, from a lessee based in Brazil due to the lessee's non-compliance with the restructuring agreement signed in March 2002. The total amount of rent and maintenance reserve payments outstanding under the leases for the two aircraft with respect to this lessee was approximately $0.7 million at June 30, 2002. LIFT VG Brazil, LLC holds security deposits in the amount of $1.1 million against the arrearages of this lessee. The aircraft with respect to this lessee represent approximately 4.3% of the aggregate appraised value at April 30, 2002.

         In June 2002, LIFT VG Brazil, LLC signed a letter of intent with a lessee based in Norway for a three-year lease with respect to the B737-300 aircraft that was returned early from a Brazilian lessee. The aircraft is expected to be delivered in August 2002. This aircraft represents approximately 2.0% of the aggregate appraised value at April 30, 2002.

         The lease restructuring events discussed above and in pages 31 to 33 of the Annual Report caused a reduction of $2.8 million in the LIFT group's revenues for the 2002 Period, and could result in a permanent reduction in the LIFT group's revenues as well. These events and any similar future events may give rise to the possibility that the LIFT group may not be able to pay scheduled interest on certain Note classes on a monthly basis or may not be able to repay in full the principal of certain Note classes by the final maturity dates of those classes. For a description of the impact of assumed increased levels of delinquency on gross revenues and of permanent changes in gross revenues on the expected maturities, weighted average lives and yields of the respective classes of Notes, see pages 93 to 100 of the Form S-4 Registration Statement of LIFT (Registration No. 333-69864), as amended, relating to the issuance of the Exchange Notes (the "Registration Statement").

Current Market Conditions

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Any additional terrorist attacks, the anti-terrorist activity in Afghanistan and throughout the world, any further military or economic responses by the United States, including any changes to the United States aircraft industry by way of law, regulation or otherwise, may increase airline costs or cause declines in air travel demand. In addition to the September 11, 2001 events, the decline in the United States and the worldwide economy has adversely affected both the LIFT group and its lessees. Revenues and expenses of the LIFT group's lessees are also likely to be affected by the lessees' ability to operate in the current competitive environment and worsening economic conditions. These and other factors have led to increased bankruptcies and consolidations of airlines. Higher costs (including increased costs for security measures, insurance and fuel) are expected to adversely impact their financial position.

         Uncertainty with respect to the short to medium term future prospects of the aircraft industry following the current general world economic downturn, which was exacerbated by the terrorist attacks of September 11, 2001 has affected the ability of the LIFT group's lessees to comply with the terms of their leases, causing restructuring of lease agreements. Such restructurings have included reduced rental rates, deferred payments or early returns of aircraft.

         The events discussed above have also contributed to an excess of aircraft in the market place, which has resulted in a significant number of aircraft being parked. These excess aircraft impact the market by causing decreases in the market value of the aircraft, a more competitive leasing market, reductions in lease rates, increased storage costs and increased downtime. These events have impaired the ability of the LIFT group to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. In addition, market values of some aircraft types have declined significantly following the terrorist attacks of September 11, 2001, and it is possible that the market values of certain aircraft types may never recover. These factors have had and will likely continue to have an adverse effect on the cash flow generated from the LIFT group's aircraft. Such reductions in cash flows will have a negative impact on the amount and timing of payments that will be made by the LIFT group on the Notes. There can be no assurances as to if and when the aircraft leasing market, and subsequently cash flows to the LIFT group, will improve.

Other Developments

         Under the terms of the Indenture, LIFT is required to obtain annual appraisals of the LIFT group's aircraft. In May 2002, LIFT received appraisals of the adjusted base values of the aircraft as of April 30, 2002 from three independent appraisers that are members of the International Society of Transport Aircraft Trading, as required by the Indenture. The average of the aggregate of the three appraisals of the aircraft at April 30, 2002 was $1,392.7 million.

         Under current conditions, the LIFT group expects future annual appraisals of the aircraft to reflect further reductions, and in some cases significant reductions, of the adjusted base values of the aircraft as a result of sales or dispositions of aircraft, changes in the composition of the aircraft types, geographical concentrations and lessees of the aircraft portfolio, the aging of the aircraft and related increased maintenance expenses, economic or other events affecting the commercial aviation industry, and other factors.

         The annual appraisals are based on the assumptions and methodologies utilized by each appraiser and are prepared without physical inspection of the aircraft. Appraisals that are based on other assumptions and methodologies may result in valuations that are materially different from those contained in such appraisals. In addition, the appraisals assume an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and other factors common for like appraisals. At any point in the aircraft leasing cycle, however, there will be imbalances of aircraft supply and demand and there may be particularly pronounced imbalances for specific aircraft types. Although some aircraft may have market values approximating or exceeding the appraised values given them, others, such as the older aircraft or aircraft that are no longer in production, may have market values below, and in some cases significantly below, those appraised base values as a result of such aircraft supply and demand imbalances, the condition of the aircraft, market and economic conditions and other factors. At a cyclical low, the market value of most aircraft types is likely to be less than, and in some cases significantly less than, the appraised base values. Accordingly, you should not place undue reliance on the indicated appraised values as an accurate depiction of current market or realizable values at any one point in time, and you should realize that actual current market or realizable values at any point in time may be substantially less than appraisal values.

         In addition, market values of some aircraft types have declined significantly following the terrorist attacks of September 11, 2001, and it is possible that the market values of certain aircraft types may never recover. As discussed in the previous paragraph, the appraised values set forth in the appraisals generally assume a stable market environment and certain other market conditions, and the extent to which the events of September 11, 2001 have been taken into account in determining these appraised values varies among the appraisals. Each of the appraisals notes that current market values of aircraft have been adversely affected by such events and indicates that the long-term impact on aircraft values of those events is uncertain.

         The book value of the LIFT group's aircraft may differ from the base value of the aircraft determined by the appraisals in accordance with the Indenture.

         Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than their net book value. The fair value of the aircraft is based on the independent appraisals of the aircraft and estimates of undiscounted future cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

         As a result of the recession, the terrorist attacks of September 11, 2001 and the significant adverse financial impact that these events have had on the airline industry, the rating agencies that rate the Notes have re-evaluated their ratings of securities issued by aircraft lease securitization vehicles. On October 30, 2001, Moody's placed the Class D Notes on review for possible downgrade. On March 18, 2002, Moody's downgraded the Class D Notes from Ba2 to Ba3. On September 27, 2001, Standard & Poor's placed the Class D Notes on credit watch with negative implications. On September 20, 2001, Fitch placed the Class A, B, C and D Notes on rating watch negative, but on December 21, 2001 they removed the Class A, B and C Notes from this placement without any change to the ratings of these classes. On May 7, 2002, Fitch removed the Class D Notes from rating watch negative without any change to the ratings of that class.

         As of June 30, 2002, LIFT had repaid $47.9 million of principal on the Notes, as compared to an estimate of $48.7 million that, based on revenue and expense assumptions found in pages 93 to 95 of the Registration Statement, was projected to have been repaid by June 30, 2002.

         Automatic LIFT I, an affiliate of Automatic LLC, owns 49.9% of the beneficial interests of LIFT and four affiliates of the Automatic LIFT LPs, each own 12.525% of the beneficial interests of LIFT. Prior to July 31, 2002, 99.9% of the limited partnership interests of each of the Automatic LIFT LPs was owned by Automatic Aircraft. On July 31, 2002, Automatic Aircraft reorganized its ownership of the Automatic LIFT LPs by organizing Flight Lift, a Delaware limited liability company, and contributing to Flight Lift the percentage of limited partnership interests of the Automatic LIFT LPs indicated below:

                      Automatic LIFT I, LP      99.9%
                      Automatic LIFT II, LP     49.9998%
                      Automatic LIFT III, LP    49.9998%
                      Automatic LIFT IV, LP     49.9998%
                      Automatic LIFT V, LP      49.9998%

         Flight Lift is managed and controlled by Automatic Aircraft. In exchange for a contribution of cash and treasury securities, Flight Lift issued to an institutional investor a preferred membership interest in Flight Lift resulting in such institutional investor holding an indirect 60% economic interest in LIFT. This institutional investor has no rights to affect the management or control of LIFT. Following such transaction, the Automatic LIFT LPs continue to hold and control, collectively, 100% of the beneficial interests of LIFT.

Results of Operations

         Results of operations for the period from Inception to June 30, 2001 (the "2001 Period") were determined from the date of commencement of operations June 13, 2001 to June 30, 2001 and thus are not indicative of an entire three- or six-month period. Therefore, historical data are not comparable to the results of operations for the three months ended June 30, 2002 (the "2002 Quarter") and the 2002 Period.

         The LIFT group reported a net loss of $4.1 million during the 2002 Quarter on total revenues of $36.4 million, and a net loss of $5.7 million on total revenues of $72.7 million during the 2002 Period, both compared to a net loss of $0.2 million on total revenues of $2.1 million for the 2001 Period. The net loss was primarily caused by the reduction in revenue due to the recent lease restructuring events discussed above under "Recent Developments - The Aircraft and Lessees," and the increase in aircraft maintenance- and delivery-related expenses. The LIFT group's revenues consisted of rental income from operating leases, interest income earned on cash balances and other income.

         Rental income from operating leases was $34.4 million for the 2002 Quarter and $70.2 million for the 2002 Period.

         Other income, which was $1.5 million for both the 2002 Quarter and the 2002 Period, consisted of the early termination fee received from a former lessee.

         Interest income during the 2002 Quarter and the 2002 Period was $0.5 million and $1.0 million, respectively, compared to less than $0.1 million during the 2001 Period. The LIFT group's cash balances are invested in short-term highly liquid investments as permitted by the Indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by the LIFT group.

         Interest expense for the 2002 Quarter and the 2002 Period, including interest rate swap expense of $11.8 million and $23.6 million, respectively, was $23.0 million and $46.0 million, respectively, compared to interest expense of $1.3 million, including interest rate swap expense of $0.3 million, for the 2001 Period. Interest expense is paid on LIFT's outstanding Notes. The weighted average interest rate on the Notes was 6.5% for both the 2002 Quarter and the 2002 Period. The outstanding balance of the Notes at June 30, 2002 was $1,366.5 million, net of unamortized note discounts of $14.6 million. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation and amortization expense was $12.0 million and $24.1 million for the 2002 Quarter and the 2002 Period, respectively, compared to $0.5 million during the 2001 Period.

         Operating expense was $3.7 million and $5.0 million for the 2002 Quarter and the 2002 Period, respectively, compared to less than $0.1 million for the 2001 Period. Operating expense consists primarily of aircraft maintenance expense and lease-related costs. Most of the LIFT group's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Under the provisions for many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses were $1.7 million and $3.3 million for the 2002 Quarter and the 2002 Period, respectively, compared to $0.5 for the 2001 Period. These expenses consist primarily of fees paid to service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.2 million and $2.3 million for the 2002 Quarter and 2002 Period, respectively, both compared to less than $0.1 for the 2001 Period. A significant portion of the fees paid to the servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts and will vary with rental income of the LIFT group.

Liquidity

         The LIFT group held cash and cash equivalents of $102.2 million, and restricted cash of $10.9 million, at June 30, 2002. The liquidity reserve amount, which is included in cash and cash equivalents, was $83.0 million at June 30, 2002. The liquidity reserve amount is required under the terms of the Indenture and is intended to serve as a source of liquidity for the LIFT group's swap and interest payments, maintenance obligations and other contingent costs.

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

Cash Flows from Operating Activities

         The LIFT group's cash flows from operating activities depend on many factors, including, but not limited to, the performance of lessees and the LIFT group's ability to re-lease aircraft, the average interest rates of the Notes, the effectiveness of its interest rate hedging policies and the ability of interest rate swap providers to perform under the terms of the swap agreements.

         Net cash provided by operating activities for the 2002 Period amounted to $26.4 million, primarily reflecting non-cash depreciation and amortization expense of $24.1 million, security and other deposits of $7.0 million and accounts payable and accrued liabilities of $2.1 million. These were partially offset by a net loss of $5.7 million and deferred charges of $2.1 million.

Cash Flows from Financing Activities

         Net cash used for financing activities for the 2002 Period amounted to $21.7 million, which reflects principal repayment on the Notes. As a result, the balance of the Notes was $1,366.5 million, including unamortized discount of $14.6 million, at June 30, 2002. Generally, principal and interest is repaid on the Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by the LIFT group on the calculation date. As a result, monthly principal payments on the Notes will vary depending on the LIFT group's revenues and expenses for the month.

         At June 30, 2002, LIFT was a party to an interest rate swap agreement which it entered into on June 13, 2001 and which became effective on the Closing Date. The net aggregate amounts due to be paid or received by LIFT under the agreement are determined monthly and are due on the same day as the payments under the Notes. The net economic effect of the interest rate swap is to hedge LIFT's variable interest rate exposure against movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about this interest rate swap agreement.


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

         LIFT has issued nine classes of Notes. The estimated fair value of the Notes at June 30, 2002 was approximately $1,271.9 million. The terms of each class of the Notes, the outstanding principal amount at June 30, 2002 and the estimated fair value of each class of the Notes are as follows (dollars in thousands):

           Outstanding                      Expected
  Class     Principal                        Final             Final      Estimated
 of Note     Amount       Interest Rate   Payment Date     Maturity Date  Fair Value
 -------     ------       -------------   ------------     -------------  ----------

Class A-1  $  400,000   LIBOR + 0.390%   July 15, 2003    July 15, 2031   $  388,250
Class A-2     260,000   LIBOR + 0.430%   July 15, 2004    July 15, 2031      252,363
Class A-3     382,397   LIBOR + 0.430%   August 15, 2010  July 15, 2016      374,749
Class B-1      57,763   LIBOR + 1.120%    May 15, 2018    July 15, 2031       51,986
Class B-2      79,905           7.124%    May 15, 2018    July 15, 2031       71,914
Class C-1      69,000   LIBOR + 2.120%    May 15, 2018    July 15, 2031       55,200
Class C-2      72,000           8.093%    May 15, 2018    July 15, 2031       57,600
Class D-1      35,000   LIBOR + 2.000%    May 15, 2018    July 15, 2031       11,550
Class D-2      25,000           8.000%    May 15, 2018    July 15, 2031        8,250
               ------                                                     ----------
           $1,381,065                                                     $1,271,862
           ==========                                                     ==========

         The estimated fair value of the Notes, as determined by LIFT, is calculated as the present value of the future cash flows expected to be received by each class of Notes, using a discount rate that is indicative of the current market for securities with similar risk characteristics. However, these estimated fair values do not necessarily reflect the market value of these Notes at a specific time and should not be relied upon as a measure of the value that would be realized by a noteholder upon sale. In particular, their actual value may be affected by the level of trading and/or demand for these Notes in the market place and the level of uncertainty as regards the short to medium term future prospects of the aircraft industry following the current general world economic downturn, which was exacerbated by the terrorist attacks of September 11, 2001. Further, expectations of future cash flows are based on assumptions that are subject to a variety of known and unknown risks.

         At June 30, 2002, LIFT was a party to a single floating-to-fixed interest rate swap with an affiliate of Credit Suisse First Boston Corporation under which LIFT receives monthly payments based on one-month LIBOR and makes monthly payments based on a fixed rate, each measured against an amortizing notional balance based on the expected payment schedule of the floating notes. To the extent the actual payment schedule on the floating notes differs significantly from the expected payment schedule, there will be a mismatch between the outstanding principal amount of the floating notes and the notional amount of the interest rate swap. To the extent LIFT does not, or is unable to, add additional interest rate swaps up to the outstanding principal of the floating notes, LIFT would be exposed to variations in interest payments on the uncovered principal portion of the floating notes. The following table presents, as of June 30, 2002, the terms and estimated fair value of LIFT's swap agreement (dollars in thousands):

               Rate to be       Rate to be
 Notional       paid by         received by       Maturity          Estimated
  Amount          LIFT             LIFT             Date           Fair Value
  ------      -----------      -------------     -----------       ----------
$1,179,551        5.79%            LIBOR        June 15, 2011      $ (63,740)

         The estimated fair value of the swap agreement is calculated as the present value of the future cash flows expected to be exchanged by the counterparties using a discount rate indicative of the current market for interest rate swaps of similar interest rate risk characteristics. This estimated fair value does not necessarily reflect the market value of the swap agreement at a specific time and should not be relied upon as a measure of the value that would be realized by LIFT upon termination. The actual value may be affected by market conditions at the time of any swap unwind.

         LIFT expects to enter into additional swaps, or sell at market values or unwind part or all of its initial swap and any future swaps on a periodic basis, in its efforts to mitigate its exposure to unfavorable changes in interest rates. There can be no assurance that LIFT will be able to enter into additional swaps, or sell or unwind any initial or future swaps, to mitigate its exposure to unfavorable changes in interest rates. Any changes in LIFT's policy regarding its use of interest rate hedging products will be subject to periodic review by the rating agencies.

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

Controlling Trustee Certification

         A certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was submitted to the Securities and Exchange Commission along with this Form 10-Q.



Item 6.       Exhibits and Reports on Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        99.1     Other information - Important risk factors.

b.      Reports on Form 8-K

        During the quarterly period ended June 30, 2002, the LIFT group filed reports on Form 8-K dated April 15, 2002, May 15, 2002 and June 17, 2002. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


                                              LEASE INVESTMENT FLIGHT TRUST
                                              by Wilmington Trust Company,
                                              not in its individual capacity but
                                              solely as the Owner Trustee


         August 14, 2002                      By:    /S/DAVID VANASKEY, JR.
         ---------------                             ----------------------
           Date                               Name:  David Vanaskey, Jr.
                                              Title: Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                            TITLE                          DATE
---------                            -----                          ----


/S/JOSEPH E. FRANCHT, JR.      Independent Controlling Trustee   August 14, 2002
-------------------------                                        ---------------
Joseph E. Francht, Jr.


/S/JONATHAN M. SCHOFIELD       Independent Controlling Trustee   August 14, 2002
------------------------                                         ---------------
Jonathan M. Schofield


/S/DAVID H. TREITEL            Equity Trustee and Controlling    August 14, 2002
------------------------       Trustee                           ---------------
David H. Treitel


/S/DAVID VANASKEY, JR.         Owner Trustee                     August 14, 2002
------------------------                                         ---------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee